Form 10-K405
period 1998-04-25
NAVIGANT INTERNATIONAL INC
filed 1998-07-22
CIK 1055455

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended                  April 25, 1998
                                -------------------------------------------

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                     Commission file number _____________


                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                          52-2080967
------------------------------------            --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



        84 INVERNESS CIRCLE EAST
        ENGLEWOOD, COLORADO                                      80112
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number:  (303) 706-0800
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class      Name of each exchange on which registered
        -------------------      -----------------------------------------

        None.                    None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                    ---------------------------------------
                               (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes _____   No   X
                                                         -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Registrant's voting stock held as of July 17, 1998 by non-affiliates of the Registrant was $101,644,200. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 12,705,522 shares of voting stock are held by non-affiliates. As of July 17, 1998, the Registrant had 12,969,000 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders is incorporated by reference in Part III.

                          FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K ("Annual Report") of Navigant International, Inc. ("Navigant," or the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Items 1. and 2., "Business and Properties," Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel agents by corporate customers, the use of co-branding involving the Company's subsidiaries, the Company's Year 2000 compliance, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and transaction fees with corporate customers, and planned cost reduction measures.

        Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel industry, changes in laws or regulations concerning the travel industry, trends in the travel industry (including consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel agency companies, any loss or modification of material contracts the Company has with travel suppliers or current customers, a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, potential liability for any Distribution Taxes (as defined below) and potential liabilities allocated to Navigant pursuant to the Distribution Agreement (as defined below), as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                         NAVIGANT INTERNATIONAL, INC.

                               ANNUAL REPORT ON

                                   FORM 10-K

                     FOR FISCAL YEAR ENDED APRIL 25, 1998


                                    PART I
                                    ------

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.
------------------------------------------

GENERAL

        Navigant International, Inc., one of the five largest providers of corporate travel management services in the United States based on airline ticket sales, was formed through the acquisition of twelve regional corporate travel agencies. In calendar year 1997, the travel agencies that comprise Navigant booked $1.42 billion in airline ticket sales, or approximately 2.6 million airline tickets (on a pro forma basis). With locations throughout the United States, in Canada, and in the United Kingdom, Navigant provides its corporate customers with a wide range of corporate travel management services through several channels, including on-site travel agencies, regional travel agency offices and satellite ticket printers. Navigant also provides group and leisure travel services, largely to its corporate customers.

        On June 9, 1998, all of the approximately 10,968,951 shares of common stock, par value $.001 per share, of Navigant (the "Company Common Stock" or the "Navigant Common Stock") owned by U.S. Office Products Company ("U.S. Office Products") were distributed in a spin-off to the stockholders of U.S. Office Products (the "Travel Distribution"). The Travel Distribution was part of a comprehensive restructuring plan adopted by the U.S. Office Products Board of Directors (the "Strategic Restructuring Plan") in which U.S. Office Products spun-off the shares of the four companies (the "Spin-Off Companies") that conducted U.S. Office Products' print management, technology solutions, educational supplies and corporate travel services businesses. The spin-offs are collectively referred to as the "Distributions." In connection with the Travel Distribution, Navigant entered into a series of agreements with U.S. Office Products and the other Spin-Off Companies to provide mechanisms for an orderly transition and to define certain relationships among Navigant, U.S. Office Products and the other Spin-Off Companies after the Distributions. These agreements include, among others, a distribution agreement (the "Distribution Agreement"), a Tax Allocation Agreement (the "Tax Allocation Agreement"), a tax indemnification agreement (the "Tax Indemnification Agreement") and an employee benefits agreement (the "Employee Benefits Agreement"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Risks Related to Integration of Operations and Acquisitions" and "- Potential Liability for Taxes Related to the Distributions."

TRAVEL SERVICES INDUSTRY

        The travel agency industry in the United States is highly fragmented and characterized by intense competition. There are approximately 30,000 travel agencies producing an estimated $70 billion in annual airline ticket sales. Approximately seven of those agencies, including Navigant, have more than $1.0 billion each in annual airline sales. Navigant believes that approximately 75% of the United States market for air travel is booked through travel agencies. Business travel accounts for approximately 60% of all travel expenditures, with leisure travel accounting for the balance. Airline ticket sales by travel agencies increased at a rate of approximately 10.5% for calendar year 1997, and have increased approximately 66% since 1988, according to recent industry reports.

        Travel agencies serve both their customers and travel suppliers. Agencies have traditionally served their customers by booking travel reservations with travel suppliers and providing information regarding the array of travel options available. The agencies review, analyze and simplify the range of information concerning competing suppliers, schedules and prices to provide customers with relevant and useful choices. In addition, agencies servicing corporate customers offer customized reports and other management tools that facilitate the development and monitoring of corporate travel policies. Agencies also serve travel suppliers by acting as their primary distribution channel for information and booking services. Travel agencies derive their revenue from commissions generated by airline, rental car and hotel bookings, from management fees paid by corporate customers, and from service fees paid by customers.

        The corporate travel management industry has undergone significant changes since 1995, due in part to the reduction in commission revenues from airline carriers, increasing industry reliance on technology and the concentration of the industry's customer base. Navigant believes that significant technological and financial resources are required to compete in today's corporate travel market, and that larger corporate travel agencies may therefore have a competitive advantage. Accordingly, Navigant believes the business travel agency industry is undergoing a period of consolidation and that significant growth opportunities exist. Navigant believes that large agencies providing integrated systems from purchasing to payment will eventually dominate the industry.

        The industry's role and capacity as a distribution channel, and its relationship with both customers and suppliers, is also undergoing significant changes as a result of the Internet, computer on-line services and other technological innovations. Navigant believes these innovations offer opportunities for travel agencies to increase the efficiency of their distribution systems and enhance services provided to travelers and corporate travel managers.


BUSINESS STRATEGY

        Navigant's objective is to be a premier provider of corporate travel management services to middle market and larger companies around the world. To accomplish this objective, Navigant has a focused business strategy based upon the following key principles:

        . Focusing on corporate travel. Navigant's customers are primarily middle market and larger corporations, which typically require the expertise and efficiencies offered by multi-regional professional service providers. Navigant provides these customers with end-to-end systems integration of their corporate travel: from consulting on the development of corporate travel policies, negotiating with frequently-used travel suppliers and making reservations, to providing corporate management with detailed accounting, travel expense and travel activity reports.

        . Maintaining personalized customer service. Navigant's strategy is to combine the resources and efficiencies of a large, national "mega-agency" with the responsive, personalized service of local and regional travel agencies. Although the mega-agencies have the resources to manage and service large national accounts efficiently, they have not maintained a reputation for delivery of personal service. Navigant believes that its regional business focus, which allows it to emphasize customer service and to offer its customers dedicated, local service, is a key difference between it and its other large competitors.

        . Operating with decentralized management structure. Navigant believes that its local management teams have a thorough understanding of their respective geographic markets and businesses and have developed strong relationships with their customers and suppliers. Navigant intends to capitalize on its local market expertise and client relationships by utilizing a decentralized management structure. Even as Navigant centralizes administrative and technology systems, local management will continue to handle daily interactions with customers and operate their businesses with an appreciation of their particular local and regional markets. Navigant's executive management team will work closely with local and regional offices to coordinate, integrate and expand their service offerings. Navigant also intends to use appropriate incentive compensation, including stock ownership, options, or cash bonuses, to ensure that local management interests and Navigant objectives remain aligned.

        . Achieving operating efficiencies. Navigant's strategy is to reduce costs as a percentage of sales by taking advantage of purchasing, administrative and other operating efficiencies which it believes can be achieved with the Company's existing (and potentially increasing) size and scale. Navigant believes that it will be able to achieve operating efficiencies by eliminating redundant facilities, reducing overhead and combining certain general and administrative functions, such as accounting and reporting of airline ticket sales to Airlines Reporting Corporation ("ARC"), 24-hour toll-free number emergency service, research and development, purchasing and data processing. Navigant also believes that economies can be achieved in contracting for insurance, financial management, human resources and legal support.

        . Utilizing technology to improve service and reduce cost. Navigant intends to continue pursuing systems and technological advancement to provide the most complete, accurate and current information about travel services and reservations to its customers. Certain of Navigant's subsidiaries have developed operating and technology systems designed to improve and enhance their operations, including a fully-automated quality assurance and cost savings program. See "Services - Use of Technology" in Items 1. and 2. Navigant intends to utilize the Internet, computer on-line booking services and other technological innovations to enhance its ability to service its customers efficiently and conveniently and to reduce the cost of transactions to its customers.

GROWTH STRATEGIES

        Navigant plans to achieve its objective of being a premier provider of corporate travel management services to middle market and larger companies around the world by implementing an internal growth strategy and pursuing an aggressive acquisition program.

        . Implementing internal growth strategy. The key elements of Navigant's internal growth strategy are as follows:

                        Generate new customers through an aggressive marketing
                        ------------------------------------------------------
           program.  Navigant intends to expand its customer base by
           --------
           capitalizing on the breadth of its services, its size, its geographic scope and its financial resources. The Company believes that its nationwide presence will attract corporate customers that have locations in more than one geographic region.

                        Continue to reduce customer costs.  Navigant intends to
                        ----------------------------------
           continue developing its planning, consulting and other management services to help clients achieve their travel objectives at the lowest feasible cost. In addition, Navigant's shift toward a revenue structure based primarily on management fees enables Navigant to share with customers the cost savings it achieves through operating efficiencies. See "Revenue Sources" in Items 1. and 2.

                                Implement best practices.  Navigant believes
                                -------------------------
           that the ability of its different operating units to access and share the collective experience and expertise of its management gives it competitive advantages in the industry. Navigant seeks to identify certain best practices in each of its operating units that can be implemented in other operating units, and therefore generate incremental revenue, reduce costs, and enhance profitability. For example, Navigant intends to identify the best applications among the software and information technology of each of its subsidiaries.

                                Achieve economies of scale.  Navigant believes
                                ---------------------------
           that it can achieve economies through the integration of its back-office operations, technology development and information and management systems of its current operations. For instance, Navigant has begun implementing a single, Company-wide information technology platform to service its accounting and reporting requirements. Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunications, advertising, insurance, courier expenses and employee benefits. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative administrative functions, such as ARC processing, 24-hour toll-free number emergency services and research and development.

        . Pursuing an aggressive acquisition program to further consolidate the industry. Navigant believes that the travel service industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. Navigant will seek to acquire companies that (i) have demonstrated growth and profitability, (ii) have desirable geographic locations, (iii) are run by successful, experienced entrepreneurs whom Navigant will generally endeavor to retain, (iv) predominantly serve the corporate market and
        (v) have an emphasis on customer service. Navigant believes that its acquisition strategy will enable it to achieve operating efficiencies through consolidation of purchasing and various administrative functions, while freeing regional and local management to focus on service and customer satisfaction. Navigant believes that opportunities exist for global expansion. Navigant, which already has operations in Canada and the United Kingdom, also intends to continue seeking opportunities for international expansion through strategic international acquisitions and through internal expansion into global markets.

        Navigant routinely reviews, and conducts investigations of, potential acquisitions of domestic and foreign travel agencies. When Navigant believes a favorable opportunity exists, Navigant seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by Navigant. At any given time, Navigant may be in discussions with one or more travel agency owners.

SERVICES

Travel Management Services

        Navigant provides the full range of corporate travel management services, including: reservations by telephone, facsimile, Internet and direct access; ticketing; accounting; information and management reporting; assistance in planning and organizing incentive trips, corporate meetings and events; and travel management consulting services. In providing these services, Navigant seeks to assist corporations in managing and controlling their travel costs.

        Navigant books travel reservations for its customers with a variety of travel suppliers, including airlines, hotels and rental car companies. In calendar year 1997, the travel agencies that comprise Navigant booked $1.42 billion in airline ticket sales, or approximately 2.6 million airline tickets (on a pro forma basis). In order to improve customer value, Navigant uses several computer reservation systems to book airline tickets, hotel reservations and rental car reservations. Navigant uses three major systems, SABRE, Galileo/Apollo and Worldspan. After reserving travel arrangements for its customers, Navigant issues tickets, both paper and electronic, and provides its customers with detailed itineraries, which include confirmation numbers for hotel and car rental reservations. Navigant also provides a 24-hour toll-free emergency number which its customers can access for emergency assistance.

        For its business customers, Navigant provides various travel management services. These include tracking and reporting travel expenses, providing reports to management summarizing travel patterns and policy, and identifying deviations from the customer's travel policies. See "Services - Use of Technology" in Items 1. and 2. Navigant can also assist its business customers in the creation of their travel policies and can manage customer costs by negotiating discounts and other benefits with travel suppliers, such as airlines, hotels and car rental companies.

        In addition to corporate travel management, Navigant provides leisure travel services to individuals and groups, as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate customer base. Certain of Navigant's regional offices also actively advertise in the leisure travel market.

Use of Technology

        Navigant embraces technology as a key to future success in the travel industry. Navigant's information technology can provide corporate travel managers with extensive data about individual, departmental and company travel activity and patterns. Navigant can use this information to consult with its customers regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, Navigant can provide corporate travel managers with comprehensive information about cost saving opportunities for the travel undertaken by their companies' employees.

        Navigant has developed a fully-automated quality assurance program, AQUA/(R)/, which features both a quality auditing system and a computerized cost avoidance system. AQUA's Trip Auditor system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent flier upgrade opportunities. AQUA's FareBuster system is a computerized cost avoidance program which checks each record for a lower airline fare or hotel rate and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA also advises travel managers of travelers who are not taking advantage of the lowest fare. Although certain of Navigant's regional agencies do not use the AQUA system, Navigant intends to install the system throughout its offices.

        In addition, Navigant has recently developed an Internet system that allows travel managers and other executives to view their company's travel activities 24 hours a day using a password protected system. The user can view both pre-trip and post-trip information sorted at every level of corporate organization, from individual traveler to department, division or company.

Distribution of Services

        Navigant provides corporate travel management services to its customers through several channels, including on-site travel agencies, regional travel agency offices and on-site satellite ticket printers ("STPs").

        Navigant currently has approximately 244 on-site travel operations on customer premises, where it provides customized trip planning, reservation and ticketing services to the employees of corporate customers. On-site operations are typically desirable for customers with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the customer's travel manager to meet the customer's travel needs, including the need for customized corporate travel information and negotiations with travel suppliers frequently used by the customer.

        Navigant has approximately 107 regional travel agency offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional travel agency offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional travel agency offices provide backup to nearby on-site locations.

        Navigant also operates approximately 274 STPs at customer locations across the country. Navigant uses these printers to distribute tickets instantly to customers' field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. Navigant believes that the advent of electronic ticketing will eventually eliminate the need for STPs and overnight delivery.

        Navigant has entered into arrangements with third parties pursuant to which it fulfills travel reservations placed on the Internet. In addition, Navigant, through its regional offices, has several sites on the World Wide Web where individual customers can, among other things, check flight times, make reservations, access and sort password-protected corporate travel data, find restaurants and automatic teller machines, and access the latest currency conversions.

        Navigant also offers desktop reservation services to its customers. This distribution method offers customers the option of performing reservation services directly, while the travel agent provides a supporting role. The travel agent's role includes performing quality control on the reservation, travel policy compliance, assisting the traveler with the use of the reservation system and issuing and delivering tickets reserved by the customer. Additionally, the travel agent reports to management on matters such as pre- and post-travel activity, cost saving opportunities and the development and assessment of the company's travel policy and negotiated rate opportunities.

REVENUE SOURCES

        Navigant generates revenues principally from (i) base and incentive override commissions on air travel tickets, (ii) fees for services rendered to customers and (iii) commissions on hotel reservations and car rentals. In accordance with industry practice, Navigant receives a commission on each domestic and international air travel ticket that it issues of approximately 8%, with a commission cap of $25 on domestic one-way air travel tickets and $50 on domestic round-trip tickets. Commissions on international tickets are not subject to a commission cap. Navigant has also entered into agreements with major airlines for the payment of "incentive override commissions" in addition to the base commissions Navigant receives. Under such agreements, the airlines generally award additional commissions on domestic and international air travel if the volume of Navigant's ticket sales surpasses specified thresholds, which typically are based on the airlines' share of the relevant markets. Furthermore, Navigant receives a commission equal to approximately 10% of the hotel rate for hotel reservations that it makes and a commission equal to approximately 5% of the base rental car rate for rental car reservations that it makes.

        In response to reductions in the commissions paid to travel agents and consistent with growing industry practice, Navigant has entered into management contracts with many of its corporate customers. Under these contracts, Navigant typically deducts its direct operating expenses, indirect overhead costs and a management fee from commission revenues collected from travel arrangements made on behalf of the customer. If the commission revenues collected exceed the amounts deducted, Navigant may share a negotiated amount of the excess with the customer. If the commission revenues do not cover the amounts deducted, the customer pays the difference to Navigant. Fee income recognized under management contracts has historically been paid from commissions paid by travel suppliers. As a result, Navigant does not prepare separate reports distinguishing payments under management contracts from commission income.

        After the airlines instituted the commission cap in 1995, and reduced base commissions to approximately 8% in October 1997, travel agencies, including Navigant, began charging transaction fees for some services to non-contract customers. Navigant typically charges between $10 and $15 per ticket for tickets issued to customers who do not have a management contract with Navigant.

        Despite the management fees increasingly being charged to customers since airlines reduced commissions, it is Navigant's belief that corporate customers will continue to use travel agents to obtain services not available from travel suppliers, and to take advantage of the agents' informational resources. The costs incurred by a corporate customer for processing reservations and analyzing the voluminous information available regarding travel services would probably exceed the fees charged by a travel agency. In addition, the management fee structure enables the customer to benefit from operating efficiencies and other cost reductions that Navigant is able to achieve. Moreover, an internal travel management capability would fall outside the core business expertise of most companies. Customers have the option of contracting directly with airlines and other travel suppliers, but at the risk of increased costs, inadequate information and a substantial time investment.

        Navigant also provides group and leisure travel services, largely to its corporate customers. Navigant's leisure travel services include booking airline tickets, hotel reservations, car rentals, tours, cruises and specialty travel packages. As is the case with non-contract corporate customers, Navigant usually charges between $10 and $15 per airline ticket for tickets issued to leisure customers.

COMPETITION

        Navigant competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are (i) other travel agencies and other distributors of travel services, (ii) travel suppliers offering their products and services directly to consumers and (iii) various on-line services available on the Internet.

        Navigant faces competition from local, regional and large travel agencies. Local and regional agencies often have a strong presence in particular geographic areas and benefit from a detailed knowledge of their particular markets. Large travel agencies and other travel distributors may have substantial resources and the scale to achieve certain purchasing and operating efficiencies. In addition, travel suppliers, including airlines, hotels and rental car companies, are increasingly offering their products and services directly to consumers through the Internet and computer on-line services. Because of low barriers to entry in the travel service industry, Navigant constantly faces competition from possible new entrants. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Substantial Competition and Industry Consolidation; New Methods of Distribution."

        Navigant believes that it competes for customers based upon service, price and specialized knowledge. Navigant believes that it is well-positioned to compete on these bases due to its combination of size and regional focus. Navigant uses its size to achieve operating efficiencies by implementing customized and industry-standard technologies and by consolidating administrative functions. Navigant's size also provides opportunities to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Navigant's regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which helps improve customer service and expand the Company's customer base.

MARKETING AND SALES

        Navigant's marketing continually targets both new and existing customers. Navigant's sales staff identifies potential customers, and develops opportunities to provide additional travel services to existing customers. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers, or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through "requests for proposals." Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant has approximately 100 employees in its sales and marketing departments.

        Navigant also plans to utilize co-branding to enhance its national identity. Navigant expects that each of its subsidiaries will use the Company's name and its own name together in its advertising and marketing efforts.

MANAGEMENT INFORMATION SYSTEMS

        Navigant uses networked management information systems for financial management, reporting, and communication. These systems provide management with current financial information from all Navigant offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with employees and each other throughout the business day. Navigant employs technicians to administer, install, and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its customers. Navigant has begun implementing a single, Company-wide information technology platform to service its accounting and reporting requirements, and expects the new system to be in place Company-wide by the end of its 1998 fiscal year, which will occur in April 1999.

YEAR 2000 ISSUES

        Navigant is addressing the Year 2000 issues relating to its financial accounting system by upgrading its financial accounting software to a program that is Year 2000 compliant. This upgrade is being done in conjunction with Navigant's shift towards an integrated system for all of its operating subsidiaries and, therefore, Navigant expects that the upgrade to Year 2000 compliant software will not result in any material capital expenditure above and beyond that which would have been incurred to integrate the Company's systems. Navigant expects the new system to be in place Company-wide by the end of its 1999 fiscal year. Other significant software used in the Company's operations, such as its computerized reservation system, is provided by third-party vendors, who have represented that their software will be Year 2000 compliant.

EMPLOYEES

        As of July 17, 1998, Navigant had approximately 2,400 full-time employees, none of which are subject to collective bargaining agreements. The Company believes that it enjoys good relations with its employees.

PROPERTIES

        As of July 17, 1998, Navigant operated at 107 travel agency facilities, three of which are owned and 104 of which are leased. The following are material properties:

                                       APPROXIMATE
                                         SQUARE        OWNED/
LOCATION                                 FOOTAGE       LEASED        EXPIRATION
--------                               -----------     ------        ----------
Santa Ana, California................     22,852       Leased     October 31, 1998
Alexandria, Virginia.................      6,000       Leased     December 13, 1998
New Orleans, Louisiana...............      2,521       Leased     August 31, 1998
Stamford, Connecticut................     10,000       Owned      N/A
Seattle, Washington..................     18,500       Leased     July 31, 2001
Cambridge, Massachusetts.............     15,500       Leased     December 31, 2001
Englewood, Colorado..................     49,900       Owned      N/A
Grand Rapids, Michigan...............     29,142       Owned      N/A
Edina, Minnesota.....................     12,600       Leased     May 31, 2003
Houston, Texas.......................      6,247       Leased     December 31, 1998
Vancouver, British Columbia..........      6,684       Leased     May 31, 2001
Baltimore, Maryland..................      4,469       Leased     September 30, 2000

        The office building owned by Navigant and located at 84 Inverness Circle East, Englewood, Colorado is subject to first and second deeds of trust. The first deed of trust secures payment of a Promissory Note dated May 16, 1995 and payable to Colorado National Bank, in the principal amount of $1,556,000. The second deed of trust secures payment of a Promissory Note dated June 20, 1995 and payable to Colorado National Bank, in the principal amount of $225,000.

        The portions of the office building owned by Navigant and located at 112 Prospect Street, Stamford, Connecticut are subject to a mortgage securing payment of a Promissory Note payable to First County Bank, in the principal amount of $451,000.

        Navigant is evaluating the possibility of entering into sale-leaseback transactions with respect to its owned properties in Stamford, Connecticut and Grand Rapids, Michigan.

        Navigant believes that its properties are adequate to support its operations for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

        Navigant is involved in various legal actions arising in the ordinary course of business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

        Not applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

        The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "FLYR." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

                                                         HIGH            LOW
                                                         ----            ---
1998
----

First Quarter (June 9, 1998 through July 17, 1998)      $9 1/4          6 1/8

        At July 17, 1998, the last reported sale price of the Common Stock was $8.00 per share, and the number of holders of record of the Common Stock was approximately 3,825.

        The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on Navigant Common Stock will be made by the Board of Directors from time to time in the exercise of its business judgment, taking into account, among other things, Navigant's results of operations and financial condition, any then existing or proposed commitments by Navigant for the use of available funds, and Navigant's obligations with respect to the holders of any then outstanding indebtedness or preferred stock. Furthermore, Navigant's ability to pay dividends may be restricted from time to time by financial covenants in its credit agreements.

        The Company's registration statement on Form S-1 (SEC File No. 333-46539) covering the Company's initial public offering (the "Offering") of 2,000,000 shares of Common Stock at $9.00 per share, was declared effective on June 9, 1998. Smith Barney Inc., NationsBanc Montgomery Securities LLC and Raymond James and Associates , Inc. acted as representatives for the underwriters. The gross proceeds to the Company in the Offering were $18,000,000 and the expenses incurred were as follows: (i) $1,260,000 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,500,000 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the Offering of approximately $15,240,000 to repay a portion of the $16,400,000 of indebtedness from NationsBank, N.A. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources") that was incurred at the time of the Travel Distribution to refinance intercompany indebtedness to U.S. Office Products.

        During the fiscal year ended April 25, 1998, the Company has issued and sold unregistered securities as set forth below:

                On February 13, 1998, 1,000 shares of Common Stock was issued to U.S. Office Products for the purchase price of $1,000 in reliance upon an exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.
-----------------------------------------------

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                     Fiscal Year Ended        Four Months        Year Ended December 31,
                                     -----------------           Ended           -----------------------
                                  April 25,     April 26,      April 30,
                                    1998          1997           1996         1995        1994        1993
                                    ----          ----           ----         ----        ----        ----
STATEMENT OF INCOME DATA:
Revenues........................  $120,424      $57,677       $18,009       $45,267     $34,569     $32,838
Operating expenses..............    69,643       31,541         9,491        25,836      19,692      17,153
                                  --------      -------       -------       -------     -------     -------
Gross profit....................    50,781       26,136         8,518        19,431      14,877      15,685
General and administrative
 expense........................    38,531       19,684         6,660        15,221      11,651      11,647
Amortization expense............     2,353          548           128           342         221         197
Non-recurring restructuring and
 goodwill impairment costs......     2,263        1,156
                                  --------      -------       -------       -------     -------     -------
Operating income................     7,634        4,748         1,730         3,868       3,005       3,841
Interest expense................       695          587           173           515         118         139
Interest income.................      (413)        (445)         (109)         (352)       (253)       (231)
Other (income) expense..........      (106)         118            20            42          48          55
                                  --------      -------       -------       -------     -------     -------
Income before provision for
 income taxes...................     7,458        4,488         1,646         3,663       3,092       3,878

Provision for income taxes......     4,081        1,145           255           565          18          97
                                  --------      -------       -------       -------     -------     -------
Net income......................  $  3,377      $ 3,343       $ 1,391       $ 3,098     $ 3,074     $ 3,781
                                  ========      =======       =======       =======     =======     =======
Net income per share:
 Basic.........................   $   0.28      $  0.37       $  0.18       $  0.52     $  0.67     $  0.85
 Diluted.......................   $   0.28      $  0.36       $  0.18       $  0.52     $  0.67     $  0.85
Weighted average common shares
 outstanding:
 Basic.........................     11,956        9,003         7,750         5,906       4,556       4,426
 Dilute........................     12,193        9,176         7,910         6,002       4,570       4,426

                                                                            December     December     December
                                  April 25,     April 26,     April 30,        31,          31,          31,
                                    1998          1997          1996          1995         1994         1993
                                    ----          ----          ----          ----         ----         ----
Balance Sheet Data:
Working capital.................  $ 11,880      $ 1,281       $ 4,338       $ 4,288      $ 4,366      $ 5,051
Total assets....................   138,752       29,339        25,692        25,258       14,602       15,487
Long-term debt, less current
 portion........................     2,430        2,012         6,366         8,160        3,455        3,909
Long-term payable to U.S.
 Office Products................    12,668          787
Stockholder's equity............   102,039       13,483        11,221         9,187        7,736        7,914

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

INTRODUCTION

        Navigant, which combines twelve regional corporate travel agencies, provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

        The Company's consolidated financial statements give retroactive effect to the four business combinations accounted for under the pooling-of-interests method during the period from January 1997 through April 1997 (the "Pooled Companies") and include the results of operations of the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997 ("fiscal 1997"), the Pooled Companies changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April.

        The Company generates revenues principally from (i) base and incentive override commissions on air travel tickets, (ii) fees for services rendered to customers and (iii) commissions on hotel reservations and car rentals. Air travel ticketing generates the largest portion of the Company's revenues. In the fiscal year ended April 25, 1998, the fiscal year ended April 26, 1997 and the calendar year ended December 31, 1995, air travel commissions, including both base commissions and incentive override commissions, accounted for approximately 64.9%, 73.1% and 78.9% respectively, of the Company's revenues.

        The methods by which the airlines compensate travel agents have changed considerably in recent years and continue to be in flux. Historically, the airlines paid a percentage commission on ticket price for each domestic and international air travel ticket issued by a travel agent. Subsequent to 1995, most major United States airlines imposed commission caps of $25 on domestic one-way air travel and $50 on domestic round-trip tickets. Commissions on international tickets are not subject to a cap. In October 1997, the airlines reduced base commissions on tickets to approximately 8% of the ticket price. The reduction of base commissions has reduced the Company's gross revenue and gross margin below historical levels.

        In response to the reductions in the commissions paid to travel agents, travel agents are in the process of changing their financial arrangements with their corporate customers either by implementing management contracts, in the case of middle market and larger customers, or by charging transaction fees. Under management contracts, the Company typically deducts its direct operating expenses, indirect overhead costs and a management fee from commission revenues collected for travel arrangements made on behalf of the customer. If the commission revenues exceed the amounts deducted, the Company may share a negotiated amount of the excess with the customer. If the commission revenues do not cover the amounts deducted, the customer pays the difference to the Company. Fee income recognized under management contracts has historically been derived from commissions paid by the airlines. As a result, the Company does not prepare separate reports distinguishing payments under management contracts from air travel commission income. Management believes that the implementation of these measures will ultimately mitigate the negative impact that the commission reduction has had on gross revenue and gross margin.

        After the airlines instituted the commission cap in 1995 and reduced base commissions in October 1997, travel agencies, including the Company, began charging transaction fees for some services to non-contract customers. The Company typically charges between $10 and $15 per ticket for tickets issued to customers that do not have a management contract with the Company.

        The remainder of Navigant's revenues derive largely from commissions on hotel reservations and car rentals. In accordance with industry practice, the Company receives a commission equal to approximately 10% of the hotel rate for each hotel reservation and 5% of the base rental car rate for each rental car reservation that it makes. Some of the Company's customers negotiate special hotel rates that do not produce commissions. In the fiscal year ended April 25, 1998, the fiscal year ended April 26, 1997 and the calendar year ended December 31, 1995, hotel and rental car commissions accounted for approximately 14.0%, 11.9% and 9.4% respectively, of Navigant's revenues.

        As part of the Company's increased focus on operational matters, the Company expects to undertake cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions, and the deployment of common information systems. The implementation of the cost reduction measures may involve the incurrence by the Company of certain restructuring costs. However, at the present time, no formal plans to implement any restructuring have been developed. Once developed, any such plans will necessarily require review by the Company's senior management and the implementation of such plans would not be initiated prior to the receipt of proper authorization of the Company's Board of Directors. Based on the additional time and resources expected to be involved in the development, review and approval of any such restructuring plans, the Company cannot presently predict if a restructuring charge will be incurred and, if incurred, the timing or overall magnitude of such a charge.

        The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

        The following table sets forth various items as a percentage of revenues for the fiscal years ended April 25, 1998 and April 26, 1997 and for the calendar year ended December 31, 1995.

                                                             For the Fiscal Year Ended               For the Year
                                                 -------------------------------------------------      Ended
                                                       April 25,                 April 26,           December 31,
                                                          1998                     1997                  1995
                                                 ----------------------  -------------------------   ------------
Revenues................................                 100.0%                   100.0%                100.0%
Operating Expenses......................                  57.8                     54.7                  57.1
                                                         -----                    -----                 -----
  Gross profit..........................                  42.2                     45.3                  42.9
General and administrative expenses.....                  32.0                     34.1                  33.6
Amortization expense....................                   2.0                      1.0                   0.8
Non-recurring costs.....................                   1.9                      2.0
                                                         -----                    -----                 -----
  Operating income......................                   6.3                      8.2                   8.5
Interest expense, net...................                   0.2                      0.3                   0.4
Other (income) expense..................                  (0.1)                     0.1                   0.1
                                                         -----                    -----                 -----
Income before provision for income taxes                   6.2                      7.8                   8.0
Provision for income taxes..............                   3.4                      2.0                   1.2
                                                         -----                    -----                 -----
Net income..............................                   2.8%                     5.8%                  6.8%
                                                         =====                    =====                 =====

CONSOLIDATED RESULTS OF OPERATIONS

        Fiscal Year Ended April 25, 1998, Compared to Fiscal Year Ended April
          26, 1997

        Consolidated revenues increased 108.8%, from $57.7 million for the fiscal year ended April 26, 1997, to $120.4 million for the fiscal year ended April 25, 1998. This increase was primarily due to the inclusion of the revenues from the seven companies acquired in business combinations accounted for under the purchase method during the fiscal year ended April 25, 1998 (the "Fiscal 1998 Purchased Companies"), from their respective dates of acquisition and to sales to new and existing customer accounts.

        Gross profit increased 94.3%, from $26.1 million, or 45.3% of revenues, for the fiscal year ended April 26, 1997 to $50.8 million, or 42.2% of revenues, for the fiscal year ended April 25, 1998. The decrease in gross profit as a percentage of revenues was due primarily to the inclusion of the Fiscal 1998 Purchased Companies. The Fiscal 1998 Purchased Companies have lower gross margins as a percentage of revenue due to a lower proportion of revenues being derived from international air sales and to higher operating cost structures as a result of their geographic locations.

        General and administrative expenses increased 95.7%, from $19.7 million, or 34.1% of revenues, for the fiscal year ended April 26, 1997 to $38.5 million, or 32.0% of revenues, for the fiscal year ended April 25, 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to a reduction in executive compensation expense at the Pooled Companies. Prior to being acquired by the Company, many of the Pooled Companies were privately held corporations that paid compensation and bonuses substantially in the amount of their net income. Additionally, the fixed general and administrative expenses were spread over a larger revenue base.

        Amortization expense increased from $548,000, or 1.0% of revenues, for the fiscal year ended April 25, 1997 to $2.4 million, or 2.0% of revenues, for the fiscal year ended April 25, 1998. This increase is due exclusively to the increase in the number of purchase acquisitions included in the results for the fiscal year ended April 25, 1997 versus the fiscal year ended April 25, 1998.

        The Company incurred non-recurring acquisition costs of $1.2 million during the fiscal year ended April 26, 1997, in connection with the acquisition of the Pooled Companies. These non-recurring acquisitions costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. The Company incurred during the fiscal year ended April 25, 1998 non-recurring strategic restructuring costs of $1.0 million in connection with the Travel Distribution as an allocation from U.S. Office Products and $1.3 million from other operational restructuring costs and goodwill impairment activities. On March 13, 1998, the Company received 90 days notice of termination of a business relationship. The Company had provided travel administration services to this customer under a five-year agreement based on a fee per transaction basis, with all commissions being remitted back to this customer. During the fiscal year ended April 25, 1998, this relationship contributed approximately $600,000 to net operating income. During March 1998, the Company wrote-off $613,000 in intangible assets relating to the original acquisition of this contract. In addition to this charge, the Company took an additional charge in April 1998 of approximately $650,000 associated with the disposition of certain equipment, severance charges and other costs associated with a change in operational strategy to a centralized management structure at one of its locations. This switch to a centralized management structure from a regional structure at this location is consistent with the existing structure at the other regional travel agencies acquired.

        Provision for income taxes increased from $1.1 million for the fiscal year ended April 26, 1997 to $4.1 million for the fiscal year ended April 25, 1998, reflecting effective income tax rates of 25.5% and 54.7%, respectively. The low effective income tax rate for the fiscal year ended April 26, 1997, compared to the federal statutory rate of 35.0%, was primarily due to the fact that several of the companies included in the results of such period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company ("Subchapter S Companies"). The high effective income tax rate for the fiscal year ended April 25, 1998 was due primarily to certain of the Pooled Companies no longer being treated as subchapter S corporations and, therefore, being subject to federal income taxes and due to an increase in nondeductible goodwill amortization resulting from the acquisitions of the Fiscal 1998 Purchased Companies.

        Fiscal Year Ended April 26, 1997 Compared to Calendar Year Ended
          December 31, 1995

        Consolidated revenues increased 27.4%, from $45.3 million in 1995, to $57.7 million in fiscal 1997. This increase was due primarily to the inclusion of revenues from a company acquired by one of the Pooled Companies during 1995 in a business combination accounted for under the purchase method (the "1995 Purchased Company") for all of fiscal 1997 and only a portion of 1995.

        Gross profit increased 34.5%, from $19.4 million, or 42.9% of revenues, in 1995 to $26.1 million, or 45.3% of revenues, in fiscal 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in the mix of revenues to higher margin services such as international air sales and tours and cruise sales.

        General and administrative expenses increased 24.3%, from $15.2 million, or 33.6% of revenues, in 1995 to $19.7 million, or 34.1% of revenues, in fiscal 1997. The increase in general and administrative expenses as a percentage of revenues was primarily due to the inclusion, for all of fiscal 1997 and a portion of 1995, of the 1995 Purchased Company, which had higher general and administrative expenses as a percentage of revenues.

        The Company incurred non-recurring acquisition costs of $1.2 million in fiscal 1997, in connection with the acquisition of the Pooled Companies. These non-recurring acquisitions costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees.

        Provision for income taxes increased from $565,000 in 1995 to $1.1 million in fiscal 1997, reflecting effective income tax rates of 15.4% and 25.5%, respectively. The low effective income tax rates in 1995 and fiscal 1997, compared to the federal statutory rate of 35.0%, was primarily due to the fact that several of the companies included in the results of such periods, which were acquired in business combinations accounted for under the pooling-of-interests method, were Subchapter S Companies. The difference in the effective tax rate between the two periods was attributable principally to differences in the relative operating performance in such periods of such Subchapter S Companies and companies subject to federal income taxes on a corporate level.


LIQUIDITY AND CAPITAL RESOURCES

        At April 25, 1998, the Company had cash of $8.2 million and working capital of $11.9 million. The Company's capitalization, defined as the sum of long-term debt, long-term payable to U.S. Office Products and stockholder's equity, at April 25, 1998 was approximately $117.1 million. On a pro forma basis, giving effect to the distribution, at April 25, 1998 the Company had working capital of $3.5 million and capitalization of $110.7 million. The decreases in pro forma working capital and capitalization are a result of pro forma adjustments reflecting the Company's (i) using its cash to pay a long-term payable to U.S. Office Products and (ii) assuming certain liabilities in connection with the Distribution Agreement.

        During the fiscal year ended April 25, 1998, net cash provided by operating activities was $2.3 million. Net cash used in investing activities was $1.6 million, including $2.9 million for additions to property and equipment, such as computer equipment and office furniture, and $600,000 to pay non-recurring acquisition costs, partially offset by $1.4 million of cash acquired with the Fiscal 1998 Purchased Companies. Net cash provided by financing activities was $500,000, consisting of $8.2 million for the repayment of indebtedness, partially offset by advances to the Company of $8.6 million from U.S. Office Products.

        During the fiscal year ended April 26, 1997, net cash provided by operating activities was $6.5 million. Net cash used in investing activities was $3.1 million, including $1.8 million for an acquisition, $769,000 for additions to property and equipment, such as computer equipment and office furniture, and $539,000 to pay non-recurring acquisition costs. Net cash used in financing activities was $2.1 million, including $4.6 million for the repayment of indebtedness and $3.0 million for the payment of dividends, partially offset by advances to the Company of $5.0 million from U.S. Office Products.

        During 1995, net cash provided by operating activities was $4.2 million. Net cash provided by investing activities was $561,000, including $2.3 million of cash received in conjunction with a purchase acquisition partially offset by $1.9 million paid for additions to property and equipment, such as computer equipment and office furniture. Net cash used in financing activities was $3.1 million, including $1.5 million for the repayment of indebtedness and $2.4 million for the payment of dividends, partially offset by proceeds from the sale of $800,000 of common stock of one of the Pooled Companies.

        The Company's Offering of 2,000,000 shares of Common Stock at $9.00 per share, was declared effective on June 9, 1998. The gross proceeds to the Company in the Offering were $18,000,000 and the expenses incurred were as follows: (i) $1,260,000 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,500,000 for other expenses, including legal, accounting and printing fees.

        In June 1998, the Company obtained a secured $60.0 million revolving credit facility from NationsBank, N.A. as Administrative Agent. The credit facility was subsequently increased to $75.0 million. The facility has been used to pay off approximately $16.4 million of U.S. Office Products' debt that was allocated to the Company pursuant to the Distribution Agreement. The balance of the credit facility will be available for working capital, capital expenditures and acquisitions, subject to compliance with the applicable covenants. NationsBanc Montgomery Securities LLC, one of the Underwriters and an affiliate of NationsBank, N.A., is the Arranger and Syndication Agent. The net proceeds from the Offering were then used to repay a portion of the approximately $16.4 million the Company borrowed under the credit facility. As of July 17, 1998, the entire credit facility was available for the Company's borrowing needs. The credit facility will terminate five years from the effective date of the credit facility. Interest on borrowings under the credit facility will accrue at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.00% and 2.00%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between 0% and
 .75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the credit facility will be secured by substantially all of the assets of the Company. The credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

        The domestic and international travel industry is extremely seasonal. The results of the Company have fluctuated because of seasonal variations in the travel industry, especially the leisure travel segment. Net revenues and net income for the Company are generally higher in the second and third calendar quarters. The Company expects this seasonality to continue in the future. The Company's quarterly results of operations may also be subject to fluctuations as a result of fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Company common stock, which in turn could limit the ability of the Company to make acquisitions.

        As the Company continues to complete acquisitions, it may become subject to additional seasonal influences. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

        The Company does not believe that inflation has had a material impact on its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

        Reporting Comprehensive Income. In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

        Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS 131 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

RISK FACTORS

        This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in Item 7. ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' Items 1 and 2. ''Business and Properties '' and Item 5. ''Market for Registrant's Common Equity and Related Stockholder Matters,'' as well as in this Annual Report generally. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth below and the matters set forth in this Annual Report generally.

        Risks Related to Revenue, Customer Fees and Airline Commissions

        Navigant derives the major portion of its revenues from commissions paid by airlines. Since 1995, most airlines have substantially reduced the amount of commissions paid to travel agents for booking domestic flights. The airlines have both capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents. See "Risk Factors - Management's Discussion and Analysis of Financial Condition and Results of Operations of Navigant - Introduction" in Item 7. There can be no assurance that the airlines will not further reduce commissions.

        In response to reductions in the commissions paid to travel agents and consistent with growing industry practice, Navigant has entered into management contracts with many of its corporate customers. Under these contracts, Navigant typically deducts its direct operating expenses, indirect overhead costs and a management fee from commission revenues collected for travel arrangements made on behalf of the customer. If the commission revenues collected exceed the amounts deducted, Navigant may share a negotiated amount of the excess with the customer. If the commission revenues do not cover the amounts deducted, the customer pays the difference to Navigant. See Items 1. and 2. "Business - Revenue Sources." In addition, Navigant typically charges a fee for each ticket and other transactions to customers who do not have a management contract with Navigant. There can be no assurance that Navigant will be able to maintain or continue to negotiate management contracts or continue to receive current levels of revenues from those contracts, or that Navigant will be able to charge transaction fees or maintain the level of such fees.

        Navigant also derives part of its revenues from incentive override commissions paid by the major airlines. See "Introduction" in Item 7. If, during any period, Navigant fails to meet incentive levels, revenues could decrease. There can also be no assurance that the airlines will not reduce or terminate incentive override commissions or that Navigant will be able to extend its current incentive override commission arrangements or enter into new arrangements that are as favorable as Navigant's current arrangements.

        Substantial Competition and Industry Consolidation; New Methods of
          Distribution

        The corporate travel management industry is extremely competitive and has relatively low barriers to entry. Navigant competes primarily with travel agencies and other distributors of travel services, some of which are larger and have greater brand name recognition and financial resources than Navigant. Competition within the corporate travel agency industry is increasing as the industry undergoes a period of consolidation and certain of Navigant's competitors are expanding their size and financial resources through consolidation. Certain agencies and distributors may have relationships with certain travel suppliers which give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some travel agents have a strong presence in particular geographic areas which may make it difficult for Navigant to attract customers in those areas. As a result of competitive pressures, Navigant may suffer a loss of customers and its revenues or margins may decline.

        Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology such as the Internet and computer on-line services have increased the ability of travel suppliers to distribute their travel products and services directly to consumers. Although travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information available to Navigant and its agents. There can be no assurances, however, that an Internet-based travel service will not provide such access in the future. In addition, although Navigant believes the service, knowledge and skills of its employees and its incorporation of new, alternative distribution channels position it to compete effectively in the changing industry, there can be no assurance that Navigant will compete successfully or that the failure to compete successfully will not have a material adverse effect on the financial condition and results of operations of Navigant.

        Risk of Rapid Growth; Absence of History as a Stand-Alone Company

        Navigant was formed through the consolidation by U.S. Office Products of twelve separate corporate travel agency companies and expects to continue to grow in part through acquisitions. All twelve companies have been acquired since January 1997. The rapid pace of acquisitions has, and will continue to, put pressure on Navigant's executive management, personnel and corporate support systems. Any inadequacy of such systems to manage the increased size and scope of operations resulting from growth could adversely affect Navigant's operations, business and financial results and condition.

        Prior to the Travel Distribution, certain general and administrative functions relating to Navigant's business (including some legal and accounting services) were handled by U.S. Office Products. Navigant's future performance will depend on its ability to function as a stand-alone entity, and on its ability to finance and manage expanding operations and to adapt its information systems to changes in its business. As a result, certain of Navigant's expenses are likely to be higher than when it was a part of U.S. Office Products, and Navigant may experience disruptions it would not encounter as a part of U.S. Office Products. Furthermore, the financial information included herein may not necessarily reflect what the results of operations and financial condition would have been had Navigant been a separate, stand-alone entity during the periods presented or be indicative of future results of operations and financial condition of Navigant.

        Dependence on Travel Suppliers

        Navigant is dependent upon travel suppliers for access to their products and services (including airplane seats and hotel rooms). Certain travel suppliers offer Navigant pricing that is preferential to published fares, enabling Navigant to offer prices lower than would be generally available to travelers and other travel agents. Travel suppliers can generally cancel or modify their agreements with Navigant upon relatively short notice. The loss of contracts, changes in Navigant's pricing agreements, commission schedules or incentive override commission arrangements, or more restricted access to travel suppliers' products and services could have a material adverse effect on Navigant's business, financial condition and results of operations.

        Dependence Upon Technology

        Navigant's business is dependent upon a number of different information and telecommunications technologies to access information and manage a high volume of inbound and outbound telephone calls. Any failure of this technology could have a material adverse effect on Navigant's business, financial condition and results of operations. In addition, Navigant's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, computer reservation systems operated by SABRE, Galileo/Apollo and Worldspan. Any technical failures of these systems or restrictions on Navigant's access to these systems could have a material adverse effect on Navigant's business, financial condition and results of operations.

        Risks Associated with the Business Travel Industry; General Economic
          Conditions

        Navigant's results of operations will depend upon factors affecting the business travel industry generally. Navigant's revenues and earnings are especially sensitive to events that affect domestic and international air travel, and the level of car rentals and hotel reservations. A number of factors, including recession or slower economic growth, rising travel costs, extreme weather conditions, and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for business travel. Advances in technology and communications, such as videoconferencing and Internet-based teleconferencing, may also adversely impact travel patterns and travel demand. Navigant believes that price-based competition will continue in the airline industry for the foreseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on Navigant's business, financial condition and results of operations.

        Risks Related to Integration of Operations and Acquisitions

        One of Navigant's strategies is to increase operating margins by consolidating and integrating certain administrative functions common to all of its operating subsidiaries. Such integration will require substantial attention from senior management and may also require substantial capital expenditures. The integration of operations may disrupt the operations of Navigant and the operating subsidiaries, as management attention is diverted from other tasks, and as technological, practical or personnel issues arise. There can be no assurance that the integration and consolidation will be completed, or that, if completed, Navigant will recognize economic benefit.

        Currently, Navigant and each of its subsidiaries operate on separate computer and telephone systems, several of which use different technologies. Navigant expects that it will integrate these systems, but it has not yet established a definitive timetable for integration of all of such systems or its definitive capital needs for such integration. There can be no assurance that the contemplated integration of these systems will be successful, will be completed without disruption to Navigant's business or will result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade customer service.

        Integration of acquisitions may also involve a number of special risks, including adverse short-term effects on its reported operating results (including those caused by severance payments to employees of acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs); diversion of management's attention; difficulties with retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets, including goodwill. Furthermore, although Navigant conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the results of operations and financial condition of Navigant.

        Potential Liability for Taxes Related to the Distributions

        In connection with the Distributions, U.S. Office Products entered into the Tax Allocation Agreement with Navigant and the other Spin-Off Companies, which provides that the Spin-Off Companies will jointly and severally indemnify U.S. Office Products for any losses associated with taxes related to the Distributions ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the Distributions are taxable. Navigant also entered into the Tax Indemnification Agreement with the other Spin-Off Companies under which the Spin-Off Company that is responsible for the Adverse Tax Act shall indemnify the other Spin-Off Companies for any liability to indemnify U.S. Office Products under the Tax Allocation Agreement. As a consequence, Navigant is liable for any Distribution Taxes resulting from any Adverse Tax Act by Navigant and liable (subject to indemnification by the other Spin-Off Companies) for any Distribution Taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the Distributions are taxable and it is determined that there has not been an Adverse Tax Act by either U.S. Office Products or any of the Spin-Off Companies, U.S. Office Products and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distributions. As a result, Navigant could become liable for a pro rata portion of any Distribution Taxes with respect to not only the Travel Distribution but also any of the other Distributions.

        Risks Related to Allocation of Certain Liabilities

        Under the Distribution Agreement, Navigant will be liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) liabilities under the securities laws relating to the Prospectus relating to the Offering and portions of the Information Statement/Prospectus distributed to stockholders of U.S. Office Products in connection with the Travel Distribution, as well as other securities law liabilities related to the Navigant business that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Navigant, (iv) U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Navigant and its subsidiaries, and (v) Navigant's costs and expenses related to the Offering and its bank financing. Each of the other Spin-Off Companies will be similarly obligated to U.S. Office Products. Navigant and the other Spin-Off Companies have also agreed to bear a pro rata portion of U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific Spin-Off Company or relating specifically to the continuing businesses of U.S. Office Products) and U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Spin-Off Companies) incurred prior to the Distribution Date (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If one of the Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the non-defaulting Spin-Off Companies will be obligated on a pro rata basis to pay such obligation ("Default Liability").

As a result of the Shared Liabilities and Default Liability, Navigant could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any Spin-Off Company may be liable is, however, limited to $1.75 million.

        Dependence Upon Acquisitions for Future Growth

        One of Navigant's strategies is to increase its revenues and the markets it serves through the acquisition of additional corporate travel businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms. See "Risk Factors - Risk Related to Acquisition Financing; Additional Dilution" in Item 7. In addition, prior to the Travel Distribution, Navigant's acquisitions were completed with substantial business, legal and accounting assistance from U.S. Office Products and most of the acquisitions were paid for with common stock of U.S. Office Products. Furthermore, Navigant's ability to pay for acquisitions with stock may be materially limited in the two-year period following the Travel Distribution. See "Risk Factors - Possible Limitations on Issuances of Common Stock" in Item 7. The pace of Navigant's acquisition program may be adversely affected by the absence of U.S. Office Products support for the acquisitions and Navigant's limited ability to issue Navigant Common Stock.

        Navigant's acquisition of corporate travel businesses outside the United States may subject it to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates could have a significant effect on Navigant's business, financial condition and results of operations.

        Risks Related to Acquisition Financing; Additional Dilution

        Navigant currently intends to finance its future acquisitions by using shares of Navigant Common Stock, cash, borrowed funds or a combination thereof. If Navigant Common Stock does not maintain a sufficient market value, if the price of Navigant Common Stock is highly volatile or if potential acquisition candidates are otherwise unwilling to accept Navigant Common Stock as part of the consideration for the sale of their businesses, Navigant may be required to use more of its cash resources or more borrowed funds, in order to initiate and maintain its acquisition program. See "Risk Factors - Possible Limitations on Issuances of Common Stock" in Item 7. If Navigant does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings.

        Navigant will have 150,000,000 authorized shares of Navigant Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, applicable limits under U.S. federal income tax laws and rules, and rules of the Nasdaq Stock Market) to finance acquisitions without obtaining stockholder approval for such issuance. See "Risk Factors - Possible Limitations on Issuances of Common Stock" in Item
7. Existing stockholders may suffer dilution if Navigant uses Navigant Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Navigant Common Stock may negatively impact earnings per share and the market price of Navigant Common Stock.

        Reliance on Key Personnel

        Navigant's operations depend on the continued efforts of Edward S. Adams, its President and Chief Executive Officer, Robert C. Griffith, its Chief Financial Officer and Treasurer, its other executive officers and the senior management of its subsidiaries. Furthermore, Navigant's operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if Navigant is unable to attract and retain other skilled employees, its business could be adversely affected.

        Potential Volatility of Stock Price

        The trading price of the Navigant Common Stock could be subject to wide fluctuations in response to variations in Navigant's quarterly operating results, changes in earnings estimates by analysts, conditions in Navigant's businesses, general market or economic conditions or other factors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price of Navigant Common Stock.

        Material Amount of Goodwill

        As of April 25, 1998, approximately $87.2 million, or 62.9%, of Navigant's total assets and 85.5% of Navigant's stockholder's equity represent intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Navigant amortizes goodwill on a straight line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduces Navigant's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions may not be deductible for tax purposes.

        In addition, Navigant will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If management determines that goodwill has become impaired in later years, earnings in such years will be significantly adversely affected. A reduction in net income resulting from the amortization or write down of goodwill would currently affect financial results and could have a material and adverse impact upon the market price of Navigant Common Stock. Navigant believes that anticipated cash flows associated with intangible assets recognized in the acquisitions completed during the fiscal year ended April 25, 1998 will continue over the period during which the associated goodwill will be amortized, and there is no persuasive evidence that any material portion will dissipate during such period.

        Risks Related to Inability to Use Pooling-of-Interests Method to Account for Future Acquisitions

        Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. Navigant will be unable to satisfy this criterion for a period of two years following the Travel Distribution. Therefore, Navigant will be precluded from completing business combinations under the pooling-of-interests method for a period of two years and any business combinations completed by Navigant during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce net income reported by the Company below that which would have been reported if the pooling-of-interests method had been used by the Company. See "Risk Factors - Material Amount of Goodwill" in
Item 7.

        Possible Limitations on Issuances of Common Stock

        Section 355(e) of the Internal Revenue Code of 1986, as amended (the "Code"), which was added in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that includes the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by Navigant, including issuances in connection with an acquisition of another business by Navigant, will not create a tax liability for U.S. Office Products.

        The pace of Navigant's acquisitions and its ability to issue capital stock for other purposes, including equity offerings, could be adversely affected by this limitation.

        Seasonality and Quarterly Fluctuations

        The domestic and international travel industry is extremely seasonal. The results of Navigant have fluctuated because of seasonal variations in the travel industry. Net revenues and net income for Navigant are generally higher in the second and third calendar quarters. Navigant expects this seasonality to continue in the future. Navigant's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by Navigant, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Fluctuations in Quarterly Results of Operations."

        Dependence on ARC Agreements

        Navigant depends on the ability to sell airline tickets for a substantial portion of its revenue. To sell airline tickets, Navigant must enter into, and maintain, an Agent Reporting Agreement with ARC. The Agent Reporting Agreement imposes numerous financial, operational, and administrative obligations on Navigant. The agreement allows ARC to cancel an Agent Reporting Agreement for failure to meet any of these obligations. If Navigant's Agent Reporting Agreement is cancelled by ARC, Navigant would be unable to sell airline tickets and its results of operations would be materially adversely affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Navigant International, Inc.

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Navigant International, Inc. (the "Company") and its subsidiaries at April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MTA, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $11,418,751 for the period from January 25, 1995 (date of incorporation) to December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for MTA, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Denver, Colorado
June 12, 1998

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
 MTA, Inc.

     We have audited the consolidated balance sheet of MTA, Inc. as of December 31, 1995 and the related consolidated statements of income and retained earnings and of cash flows for the period from January 25, 1995 (date of incorporation) to December 31, 1995 (not presented separately herein). These financial statements are the responsibility of MTA, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTA, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the period from January 25, 1995 (date of incorporation) to December 31, 1995, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Seattle, Washington

September 23, 1996

                          NAVIGANT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                        April 25, 1998      April 26, 1997
                                                                                        --------------      --------------
                                     ASSETS

Current assets:
   Cash and cash equivalents.....................................................            $   8,217           $   6,952
   Accounts receivable, less allowance for doubtful accounts of $377 and $271,
    respectively.................................................................               21,286               5,965
   Prepaid expenses and other current assets.....................................                2,207                 775
   Short-term receivable from U.S. Office Products...............................                  592
                                                                                             ---------            --------
       Total current assets......................................................               32,302              13,692

Property and equipment, net......................................................               18,358               7,954
Intangible assets, net...........................................................               87,240               7,112
Other assets.....................................................................                  852                 581
                                                                                             ---------           ---------
       Total assets..............................................................            $ 138,752           $  29,339
                                                                                             =========           =========

                        LIABILITIES AND STOCKHOLDER'S  EQUITY

Current liabilities:
   Short-term debt...............................................................            $     494           $     456
   Short-term payable to U.S. Office Products....................................                                    4,221
   Accounts payable..............................................................                4,805               3,226
   Accrued compensation..........................................................                3,413               1,085
   Other accrued liabilities.....................................................               11,710               3,423
                                                                                            ----------           ---------
       Total current liabilities.................................................               20,422              12,411

Long-term debt...................................................................                2,430               2,012
Long-term payable to U.S. Office Products........................................               12,668                 787
Deferred income taxes............................................................                   74                 196
Other long-term liabilities......................................................                1,119                 450
                                                                                            ----------           ---------
       Total liabilities.........................................................               36,713              15,856

Commitments and contingencies

Stockholder's equity:
   Divisional equity.............................................................               95,595              10,320
   Cumulative translation adjustment.............................................                  (96)
   Retained earnings.............................................................                6,540               3,163
                                                                                            ----------           ---------
       Total stockholder's equity................................................              102,039              13,483
                                                                                            ----------           ---------
       Total liabilities and stockholder's equity................................             $138,752             $29,339
                                                                                            ==========           =========

          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                (IN THOUSANDS)



                                               For the Fiscal Year Ended       For the Four
                                               -------------------------       Months Ended      For the Year Ended
                                            April 25, 1998   April 26, 1997    April 30, 1996    December 31, 1995
                                            --------------   --------------    --------------    ------------------

Revenues..................................      $  120,424        $  57,677        $  18,009          $  45,267
Operating expenses........................          69,643           31,541            9,491             25,836
                                                ----------        ---------        ---------          ---------
     Gross profit.........................          50,781           26,136            8,518             19,431

General and administrative expenses.......          38,531           19,684            6,660             15,221
Amortization expense......................           2,353              548              128                342
Strategic restructuring costs.............           1,000
Restructuring costs.......................             650
Goodwill impairment.......................             613
Non-recurring acquisition costs...........                            1,156
                                                ----------        ---------         ---------         ---------

     Operating income.....................           7,634            4,748             1,730             3,868

Other (income) expenses:
  Interest expense........................             695              587               173               515
  Interest income.........................            (413)            (445)             (109)             (352)
  Other...................................            (106)             118                20                42
                                                ----------        ---------         ---------         ---------
Income before provision for income taxes..           7,458            4,488             1,646             3,663
Provision for income taxes................           4,081            1,145               255               565
                                                ----------        ---------         ---------         ---------
Net income................................      $    3,377        $   3,343         $   1,391         $   3,098
                                                ==========        =========         =========         =========

Weighted average of common shares
  outstanding:
  Basic...................................          11,956            9,003             7,750                5,906
  Diluted.................................          12,193            9,176             7,910                6,002

Net income per share:.....................
  Basic...................................       $    0.28        $    0.37          $   0.18           $     0.52
  Diluted.................................       $    0.28        $    0.36          $   0.18           $     0.52



         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (IN THOUSANDS)


                                                                        Cumulative                     Total
                                                         Divisional    Translation     Retained     Stockholder's
                                                           Equity       Adjustment     Earnings        Equity
                                                         ----------    ------------    --------     -------------

Balance at December 31, 1994...........................     $ 1,668      $             $ 6,068         $  7,736
  Transactions of Pooled Companies:
     Issuance of Pooled Company common stock for cash..         800                                         800
     Cash dividends....................................                                 (2,447)          (2,447)
  Net income...........................................                                  3,098            3,098
                                                            -------      --------      -------         --------

Balance at December 31, 1995...........................       2,468                      6,719            9,187
  Transactions of Pooled Companies:
     Issuance of Pooled Company common stock for cash..       1,625                                       1,625
     Cash dividends....................................                                   (982)            (982)
  Net income...........................................                                  1,391            1,391
                                                            -------      --------      -------         --------

Balance at April 30, 1996..............................       4,093                      7,128           11,221
  Transactions of Pooled Companies:
     Issuance of Pooled Company common stock for cash..         142                                         142
     Capital contribution..............................          43                                          43
     Cash dividends....................................                                 (3,038)          (3,038)
     Discontinuance of subchapter S corporation
      election.........................................       4,270                     (4,270)
  Issuance of U.S. Office Products common stock for
   repayment of debt...................................       1,772                                       1,772
  Net income...........................................                                  3,343            3,343
                                                            -------      ---------     -------         --------

Balance of April 26, 1997..............................      10,320                      3,163           13,483
  Issuance of U.S. Office Products common stock in
   conjunction with acquisitions.......................      83,780                                      83,780
  Capital contribution by U.S. Office Products.........       1,495                                       1,495
  Cumulative translation adjustment....................                        (96)                         (96)
  Net income...........................................                                   3,377           3,377
                                                            -------      ---------     --------        --------

Balance at April 25, 1998..............................     $95,595      $     (96)    $ 6,540         $102,039
                                                            =======      =========     =======         ========



         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)





                                                                                                   For the Four
                                                                    FOR THE FISCAL YEAR ENDED         Months             For the
                                                                    -------------------------          Ended           Year Ended
                                                                     APRIL 25,      April 26,         April 30,         December
                                                                       1998            1997             1996            31, 1995
                                                                       ----            ----             ----            --------
Cash flows from operating activities:
  Net income...................................................       $ 3,377         $ 3,343         $ 1,391            $ 3,098
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense.......................         4,512            1,660            452                986
   Non-recurring costs.........................................         1,263            1,156
   Other.......................................................           (13)               6            (27)               137
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in business combinations
    accounted for under the purchase method):
     Accounts receivable.......................................         (4,407)            (106)          (361)               679
     Prepaid expenses and other current assets.................           (320)               6            (43)                46
     Accounts payable..........................................         (2,119)             755            453                124
     Accrued liabilities.......................................             52             (323)          (985)              (909)
                                                                       -------          -------        -------            -------
       Net cash provided by operating activities...............          2,345            6,497            880              4,161
                                                                       -------          -------        -------            -------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals........         (2,940)            (769)          (486)            (1,858)
  Cash paid in acquisitions, net of cash received..............          1,418           (1,758)                            2,293
  Payments of non-recurring acquisition costs..................           (617)            (539)
  Proceeds on sale of investments, net.........................            332
  Other........................................................            219                            (129)               126
                                                                       -------           -------       -------            -------
       Net cash (used in) provided by investing activities              (1,588)          (3,066)          (615)               561
                                                                       -------          -------        -------            -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt.....................            123              362          3,800                 72
  Payments of long-term debt...................................         (5,623)          (3,039)        (5,594)            (1,968)
  Proceeds from (payments of) short-term debt, net.............         (2,555)          (1,603)           801                424
  Payments of dividends of Pooled  Companies...................                          (3,038)          (982)            (2,447)
  Proceeds from issuance of common stock.......................                             142          1,625                800
  Capital contributed by stockholders of Pooled Companies......                              43
  Net advances from U.S. Office Products Company...............          8,563            5,008
                                                                       -------          -------        -------            -------
       Net cash provided by (used in) financing activities.....            508           (2,125)          (350)            (3,119)
                                                                       -------          -------        -------            -------

Net increase (decrease) in cash and cash equivalents...........          1,265            1,306            (85)             1,603
Cash and cash equivalents at beginning of period...............          6,952            5,646          5,731              4,128
                                                                       -------          -------        -------            -------
Cash and cash equivalents at end of period.....................        $ 8,217          $ 6,952        $ 5,646            $ 5,731
                                                                       =======          =======        =======            =======

Supplemental disclosures of cash flow information:
  Interest paid................................................        $   300          $   579        $   189            $   562
  Income taxes paid............................................        $   794          $   453        $   364            $   361

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



     The Company issued U.S. Office Products common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 25, 1998 and April 26, 1997 and the year ended December 31, 1995. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:





                                                                        FOR THE FISCAL YEAR ENDED                Year Ended
                                                                 --------------------------------------          December 31,
                                                                   April 25, 1998      APRIL 26, 1997               1995
                                                                 ------------------  ------------------             ----

Accounts receivable.........................................         $   10,914             $   410            $   2,406
Prepaid expenses and other current assets...................              1,132                  99                  248
Property and equipment......................................              9,316                 348                  928
Intangible assets...........................................             82,218               2,127                5,109
Other assets................................................              1,196                  70                  176
Short-term debt.............................................             (2,594)                                    (859)
Accounts payable............................................             (3,699)                (86)                (817)
Accrued liabilities.........................................             (8,899)             (1,167)              (1,610)
Long-term debt..............................................             (5,119)                (43)
Other long-term liabilities.................................             (2,103)                                    (520)
                                                                        -------             -------              -------
  Net assets acquired.......................................            $82,362             $ 1,758              $ 5,061
                                                                        =======             =======              =======

The acquisitions were funded as follows:
U.S. Office Products common stock...........................            $83,780             $                   $
Notes payable...............................................                                                       7,354
Cash paid, net of cash received.............................             (1,418)              1,758               (2,293)
                                                                        -------             -------              -------
  Total.....................................................            $82,362             $ 1,758              $ 5,061
                                                                        =======             =======              =======

Noncash transactions:

 .  During the fiscal year ended April 25, 1998, U.S. Office Products contributed
   $1,495 of capital to the Company.
 .  During the fiscal year ended April 26, 1997, the Company used U.S. Office
   Products common stock to repay $1,772 of indebtedness.





         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)



NOTE 1--BACKGROUND

        Navigant International, Inc. (the "Company") is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") at April 25, 1998. On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun-off its Corporate Travel Services division as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Corporate Travel Services division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. At the date of the Distribution, U.S. Office Products allocated $15,000 in debt plus any additional debt incurred by U.S. Office Products for acquisitions through the date of the Distribution to the Company. The debt payable to U.S. Office Products was repaid upon the completion of the Distribution. The Company was allocated $1,000 in strategic restructuring costs which represents the Company's portion of the costs incurred by U.S. Office Products as a result of the Distribution. These costs were accrued in fiscal 1998 and paid upon the completion of the Distribution. Additionally, in connection with the Distribution, the Company sold 2.0 million shares of the Company's common stock in an initial public offering ("IPO"). The gross proceeds to the Company in the IPO were $18,000 and the expenses incurred were as follows: (i) $1,260 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,500 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the IPO of approximately $15,240 to repay a portion of the outstanding indebtedness.

        The Corporate Travel Services division was created by U.S. Office Products in January 1997 and completed four business combinations accounted for under the pooling-of-interests method during the period from January 1997 to April 1997 (the "Pooled Companies"). As a result of these business combinations being accounted for under the pooling-of-interests method, the results of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities.

        The Company's operations are primarily concentrated in one market segment -airline travel- and the customers are geographically diverse with no single customer base concentrated in a single industry. Management considers a downturn in this market segment to be unlikely. The Company's operations are seasonal, with the November and December periods having the lowest airline bookings.


NOTE 2--BASIS OF PRESENTATION

        The consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities expected to be transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

        U.S. Office Products uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 8 for further discussion of interest expense.


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHANGE IN FISCAL YEAR

        Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997 ("fiscal 1997"), the Pooled Companies changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April. A four month fiscal transition period from January 1, 1996 through April 30, 1996 has been presented for the Company to conform its fiscal year-end.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

        The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

INTANGIBLE ASSETS

        Intangible assets consist of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of 35 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

TRANSLATION OF FOREIGN CURRENCIES

        Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholder's equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and indebtedness approximate fair value.

INCOME TAXES

        As a division of U.S. Office Products, the Company does not file separate federal income tax returns but rather is included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

REVENUE RECOGNITION

        The Company records revenues from air reservations and hotel and car reservations when earned, which is at the time a reservation is booked and ticketed. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The reserves that have been netted against net revenues are not material in the periods reflected. The Company estimates and records accruals for cancellations and changes to reservation revenues booked. However, such estimates could vary significantly based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the customer is no longer entitled to a full refund of the cost of the cruise. The Company records override commissions on an accrual basis in the month it is earned based upon the Company's estimated ticket sales in excess of required thresholds. Revenues consist of commissions on travel services and year-end volume bonuses from travel service providers.

OPERATING EXPENSES

        Operating expenses include travel agent commissions, salaries, communications and other costs associated with the selling and processing of travel reservations.

ADVERTISING COSTS

        The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of general and administrative expenses.

RESTRUCTURING COSTS

        The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

NON-RECURRING ACQUISITION COSTS

        Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

NET INCOME PER SHARE

        Net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

DISTRIBUTION RATIO

        On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of the Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every ten shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for ten distribution ratio.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

        In fiscal 1997, the Company issued 3,731,152 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued in each business combination are as follows:

                                                                      NUMBER OF
                                                                        SHARES
COMPANY NAME                                                            ISSUED
------------                                                          ----------

Professional Travel Corporation......................................    794,078
Travel Arrangements, Inc. and St. Pierre Enterprises (Supertravel)...  1,293,713
Simmons Associates, Inc..............................................    611,607
MTA, Inc.............................................................  1,031,754
                                                                       ---------
   Total shares issued...............................................  3,731,152
                                                                       =========


        The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Prior to being acquired by U.S. Office Products, the Pooled Companies all reported on years ending on December 31. Upon completion of the acquisitions of the Pooled Companies, their year-ends were changed to U.S. Office Products' year-end of the last Saturday in April.

        The following presents the separate results, in each of the periods presented, of the Company (excluding the results of the Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                    NAVIGANT
                                                                 INTERNATIONAL,        POOLED          COMBINED
                                                                      INC.           COMPANIES         COMPANIES
                                                                -----------------  --------------  -----------------
For the fiscal year ended April 26, 1997
  Revenues....................................................      $6,135             $51,542            $57,677
  Net income..................................................         231               3,112              3,343

For the four months ended April 30, 1996
  Revenue.....................................................                         $18,009            $18,009
  Net income..................................................                           1,391              1,391

For the calendar year ended December 31, 1995
  Revenue.....................................................                         $45,267            $45,267
  Net income..................................................                           3,098              3,098

PURCHASE METHOD

        In fiscal 1998, the Company made seven acquisitions accounted for under the purchase method for an aggregate purchase price of $82,362, consisting of 3,802,367 shares of common stock with a market value of $83,780 and net of $1,418 of cash acquired. The total assets related to these seven acquisitions were $104,776, including intangible assets of $82,218. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

        In fiscal 1997, the Company made one acquisition accounted for under the purchase method for an aggregate cash purchase price of $1,758. The total assets related to the acquisition were $3,054, including goodwill of $2,127. The results of the acquisition have been included in the Company's results from the date of acquisition.

        During 1995, the Company made one acquisition accounted for under the purchase method for an aggregate purchase price of $5,061, consisting of $7,354 of notes payable and net of $2,293 of cash acquired. The total assets related to the acquisition were $8,867, including goodwill of $5,109. The results of the acquisition have been included in the Company's results from the date of acquisition.

        The following presents the unaudited pro forma results of operations of the Company for the fiscal years ended April 25, 1998 and April 26, 1997 and includes the Company's consolidated financial statements, which give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, and the results of the companies acquired in purchase acquisitions as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation of $265 and $7,100 for the fiscal years ended April 25, 1998 and April 26, 1997, respectively, and the inclusion of a federal income tax provision on all earnings:

                                             For The Fiscal Year Ended
                                       --------------------------------------
                                         April 25, 1998      April 26, 1997
                                       ------------------  ------------------
                                                    (unaudited)

Revenues.............................        $157,042            $144,394
Net income...........................        $  6,750            $  7,267
Net income per share -  basic........        $   0.62            $   0.67
Net income per share - diluted.......        $   0.62            $   0.67

        The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results which may occur in the future.


NOTE 5--PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                         April 25, 1998       April 26, 1997
                                         --------------       --------------
Land...................................       $   325              $   325
Buildings..............................         7,291                3,088
Furniture and fixtures.................        14,939                7,934
Leasehold improvements.................         2,471                1,273
                                              -------              -------
                                               25,026               12,620
Less:  Accumulated depreciation........        (6,668)              (4,666)
                                              -------              -------
Net property and equipment.............       $18,358              $ 7,954
                                              =======              =======

        Depreciation expense for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $2,159, $1,112, $324 and $644, respectively.

NOTE 6--INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                        APRIL 25, 1998       APRIL 26, 1997
                                                                      -------------------  -------------------

Goodwill............................................................             $90,442              $ 8,138
Less:  Accumulated amortization.....................................              (3,202)              (1,026)
                                                                                 -------              -------
Net intangible assets...............................................             $87,240              $ 7,112
                                                                                 =======              =======

     Amortization expense for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $2,353, $548, $128 and $342, respectively.

     On March 13, 1998, the Company received 90 days notice of termination of a business relationship. The Company had provided travel administration services to this customer under a five-year agreement based on a fee per transaction basis, with all commissions being remitted back to this customer. During the fiscal year ended April 25, 1998, this relationship contributed approximately $600 to net operating income. During March 1998, the Company wrote-off $613 in intangible assets relating to the original acquisition of this contract.


NOTE 7--OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                        APRIL 25, 1998      APRIL 26, 1997
                                                                      ------------------  ------------------

Customer deposits...................................................             $ 5,260              $1,198
Customer Revenue Share..............................................               1,690                 521
Deferred revenue....................................................               1,282
Accrued restructuring costs.........................................               1,000
Accrued acquisition costs...........................................                                     618
Other...............................................................               2,478               1,086
                                                                                 -------              ------
  Total other accrued liabilities...................................             $11,710              $3,423
                                                                                 =======              ======


NOTE 8--CREDIT FACILITIES

SHORT-TERM DEBT
     Short-term debt consists of the following:

                                                                        April 25, 1998      APRIL 26, 1997
                                                                      ------------------  ------------------

Other...............................................................                $123  $
Current maturities of long-term debt................................                 371                 456
                                                                                    ----                ----
   Total short-term debt............................................                $494                $456
                                                                                    ====                ====

LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        April 25, 1998       APRIL 26, 1997
                                                                      -------------------  -------------------

Notes payable, secured by certain assets of the Company, interest rates ranging from 9.04% to 9.4%, maturities from October 1997
 through 2015.......................................................              $2,768               $2,393


Capital lease obligations...........................................                  33                   75
                                                                                  ------               ------
                                                                                   2,801                2,468
Less:  Current maturities of long-term debt.........................                (371)                (456)
                                                                                  ------               ------
   Total long-term debt.............................................              $2,430               $2,012
                                                                                  ======               ======

MATURITIES OF LONG-TERM DEBT

     Maturities of long-term debt, including capital lease obligations, are as follows:

               1999                                                                        $  371
               2000                                                                           180
               2001                                                                           113
               2002                                                                           123
               2003                                                                           134
               Thereafter                                                                   1,880
                                                                                           ------

               Total maturities of long-term debt                                          $2,801
                                                                                           ======

PAYABLE TO U.S. OFFICE PRODUCTS

     The short-term payable to U.S. Office Products was incurred by the Company primarily as a result of U.S. Office Products repaying short-term debt outstanding at the businesses acquired by U.S. Office Products at or soon after the respective dates of acquisition and through the centralized cash management system, which involves daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis. U.S. Office Products has charged the Company interest on the short-term payable at U.S. Office Products weighted average interest rate during the applicable periods.

     The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

Balance at April 30, 1996                                                $
 Payments of long-term debt of Pooled Companies upon acquisition          394
 Payments of acquisition costs                                            263
 Allocated corporate expenses                                             107
 Normal operating costs paid by U.S. Office Products                       23
                                                                      -------

Balance at April 26, 1997                                                 787
 Payments of long-term debt of acquired companies upon acquisition      4,174
 Normal operating costs paid by U.S. Office Products                    5,048
 Payments of acquisition costs                                          1,867
 Allocated corporate expenses                                             792
                                                                      -------

Balance at April 25, 1998                                             $12,668
                                                                      =======

     The average outstanding long-term payable to U.S. Office Products during the fiscal years ended April 25, 1998 and April 26, 1997 were $6,257 and $43, respectively. Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

     The Company's financial statements include allocations of interest expense from U.S. Office Products totaling $285 and $58 during the fiscal years ended April 25, 1998 and April 26, 1997, respectively.

     In conjunction with the Distribution, U.S. Office Products' allocated a specified amount of debt outstanding under its credit facilities to each Spin-Off Company and required each Spin-Off Company, on or prior to the Distribution, to obtain credit facilities, to borrow funds under such facilities and to use the proceeds of such borrowings to pay off the U.S. Office Products' debt so allocated plus any additional debt incurred by U.S. Office Products after January 12, 1998 (the date of the approval by the board of directors of U.S. Office Products to spin-off the Company) in connection with the acquisition of an entity that has become or will become a subsidiary of such Spin-Off Company. Under the Distribution Agreement, $15,000 of U.S. Office Products' debt has been allocated to the Company, and since January 12, 1998, U.S. Office Products has incurred an additional $1,400 of debt in connection with such acquisitions.

     On the date of the Distribution the Company executed a credit agreement with NationsBank, N.A., as administrative agent for a maximum facility of $75,000. The Company's current borrowing capacity under this facility is initially $60,000 and matures on June 9, 2003. The facility is secured by substantially all of the Company's assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. Interest rate options will be available to the Company depending upon the satisfaction of certain specified financial ratios. The Company borrowed $16,400 on the date of Distribution to pay off the debt of U.S. Office Products.


NOTE 9--INCOME TAXES

     The provision for income taxes consists of:



                                                                                                          FOR THE YEAR
                                                FOR THE FISCAL YEAR ENDED            FOR THE FOUR            ENDED
                                         ---------------------------------------     MONTHS ENDED         DECEMBER 31,
                                           APRIL 25, 1998      APRIL 26, 1997       APRIL 30, 1996            1995
                                         ------------------  -------------------  -------------------  ------------------
Income taxes currently payable:
   Federal                                           $3,275              $  991                $ 348                $ 435
   State                                                634                 159                   43                   75
                                                     ------              ------                -----                -----
                                                      3,909               1,150                  391                  510
Deferred income tax expense (benefit)
                                                        172                  (5)                (136)                  55
                                                     ------              ------                -----                -----
Total provision for income taxes                     $4,081              $1,145                $ 255                $ 565
                                                     ======              ======                =====                =====

     Deferred taxes are comprised of the following:

                                                                        April 25, 1998       APRIL 26, 1997
                                                                      -------------------  -------------------
Current deferred tax assets:
   Allowance for doubtful accounts                                                 $  84                $  36
   Accrued liabilities                                                               769                  229
                                                                                   -----                -----
       Total current deferred tax assets                                             853                  265
                                                                                   =====                =====

Long -term deferred tax liabilities:
   Property and equipment                                                           (400)                (680)
   Intangible assets                                                                (418)                  (3)
   Other                                                                            (109)                 222

       Total long-term deferred tax liabilities           (927)            (461)
                                                         -----             -----
Net deferred tax liability                               $ (74)           $(196)
                                                         =====             =====

     The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:



                                                                                                           FOR THE YEAR
                                             FOR THE FISCAL YEAR ENDED              FOR THE FOUR               ENDED
                                       --------------------------------------       MONTHS ENDED           DECEMBER 31,
                                         April 25, 1998      APRIL 26, 1997        APRIL 30, 1996              1995
                                       ------------------  ------------------  ----------------------  ---------------------

U.S. federal statutory rate                         35.0%               35.0%                   35.0%                  35.0%
State income taxes, net of federal
 income tax benefit                                  5.4                 2.3                     1.7                    1.8

Subchapter S corporation income not
 subject to corporate level taxation
                                                                       (24.7)                  (21.2)                 (21.4)

Nondeductible goodwill                               8.3
Nondeductible acquisition costs                      4.7                 6.8
Other                                                1.3                 6.1
                                                    ----               -----                   -----                  -----
Effective income tax rate                           54.7%               25.5%                   15.5%                  15.4%
                                                    ====               =====                   =====                  =====

     Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.


NOTE 10--LEASE COMMITMENTS

     The Company leases various types of office facilities, equipment, and furniture and fixtures under noncancelable lease agreements, which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                           Capital Leases             OPERATING LEASES
                                                      -------------------------  ---------------------------

1999                                                                       $11                        $1,811
2000                                                                        11                         1,454
2001                                                                        11                         1,318
2002                                                                         3                           892
2003                                                                                                     385
Thereafter                                                                                               663
                                                                        ------                        ------
Total minimum lease payments                                                36                        $6,523
                                                                                                      ======
Less:  Amounts representing interest                                        (3)
                                                                        ------
Present value of net minimum lease payments                             $   33
                                                                        ======

     Rent expense for all operating leases for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $3,153, $1,903, $573 and $1,811, respectively.


NOTE 11--COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 25, 1998 and April 26, 1997 related to these agreements, as no change of control has occurred.

DISTRIBUTION

     At the date of the Distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement and may enter into other agreements, including agreements related to referral of customers to one another. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of the Company and the other spin-off companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other spin-off companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements will allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the business travel agency business, between U.S. Office Products and each spin-off company.


NOTE 12--EMPLOYEE BENEFIT PLANS

     Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service.

     Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995, the subsidiaries incurred expenses totaling $372, $249, $73 and $204, respectively, related to these plans.


NOTE 13--STOCKHOLDER'S EQUITY

Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of income.


                                                Income        Shares      Per Share
                                              (Numerator)  (Denominator)   Amount
                                              -----------  -------------  ---------
Fiscal 1998:
 Basic EPS                                        $3,377         11,956        $.28
                                                                               ====
 Effect of dilutive employee stock options                          237
                                                  ------         ------
 Diluted EPS                                      $3,377         12,193        $.28
                                                  ======         ======        ====

Fiscal 1997:
 Basic EPS                                        $3,343          9,003        $.37
                                                                               ====
 Effect of dilutive employee stock options                          173
                                                  ------         ------
 Diluted EPS                                      $3,343          9,176        $.36
                                                  ======         ======        ====

Four months ended April 30, 1996:
 Basic EPS                                        $1,391          7,750        $.18
                                                                               ====
 Effect of dilutive employee stock options                          160
                                                  ------         ------
 Diluted EPS                                      $1,391          7,910        $.18
                                                  ======         ======        ====

Year ended December 31, 1995:
 Basic EPS                                        $3,098          5,906        $.52
                                                                               ====
 Effect of dilutive employee stock options                           96
                                                  ------         ------
 Diluted EPS                                      $3,098          6,002        $.52
                                                  ======         ======        ====

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

     During the fiscal year ended April 25, 1998, U.S. Office Products contributed $1,495 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $15,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

EMPLOYEE STOCK PLANS

     Prior to the Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan ("the Plan") covering employees of U.S. Office Products. The Company adopted an employee stock option plan at approximately the time of the Distribution. The Company replaced the options to purchase shares of common stock of U.S. Office Products held by
employees with options to purchase shares of common stock of the Company.   In
order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by Company employees was multiplied by 1.556 and the exercise price of those options was divided by 1.556 for purposes of the replacement options. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

     The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table:

                                                                            For the Fiscal Year Ended
                                                                      --------------------------------------
                                                                        April 25, 1998      April 26, 1997
                                                                      ------------------  ------------------

Net income:
  As reported.......................................................              $3,377              $3,343
  Pro forma.........................................................              $2,677              $3,333

Net income per share:
  As reported:
     Basic..........................................................              $ 0.28              $ 0.37
     Diluted........................................................              $ 0.28              $ 0.36
  Pro forma:
     Basic..........................................................              $ 0.22              $ 0.37
     Diluted........................................................              $ 0.22              $ 0.36

     The fair value of the options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                             For the Fiscal Year Ended
                                                                      ----------------------------------------
                                                                        April 25, 1998        April 26,1997
                                                                      -------------------  -------------------
Expected life of option.............................................              7 year              7 years
Risk free interest rate.............................................                6.35%                6.66%
Expected volatility of stock........................................               44.10%               44.00%

     The weighted-average fair value of options granted was $6.31 and $5.74 for the years ended April 25, 1998 and April 26, 1997, respectively.

     A summary of option transactions follows:

                                                                                              Weighted
                                                  Weighted Average                            Average
                                                     Exercise            Options              Exercise
                                 Options              Price            Exercisable             Price
                            -------------------  ------------------  ------------------  ------------------
Granted                            242               $ 8.75
                                 -----
Balance at April 26, 1997          242                 8.75                  65               $4.56
Granted                          1,665                11.68
Exercised                           (9)                0.73
Canceled                           (14)               11.65
                                 -----
Balance at April 25, 1997        1,884               $11.36                 112               $6.65
                                 =====

     The following table summarized information about stock options outstanding at April 25, 1998:

                                 Options Outstanding                            Options Exercisable
                    -----------------------------------------------       --------------------------------
                                                           Weighted                            Weighted
                                         Weighted          Average                             Average
Range of Exercise                        Average          Exercise                            Exercise
     Price            Options             Life              Price            Options            Price
-----------------   ------------      -------------     ------------      ------------     ---------------
$0.73                     4              9.18            $ 0.73                4              $ 0.73
$4.56                    65              9.01              4.56               65                4.56
$9.03 - $9.96           327              9.27              9.79               25                9.70
$10.73  $12.65        1,349              9.73             11.76               19               11.04
$14.58 - $14.90         139              9.43             14.63
                      -----                                              -------
$0.73 - $14.90        1,884              9.61            $11.36              113              $ 6.65
                      =====                                              =======

     Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

     Under a service agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products has agreed that Jonathan J. Ledecky will receive a stock option for the Company common stock from the Company as of the date of the Distribution. The Board intends the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The option will cover 7.5% of the outstanding Company common stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The option will have a per share exercise price equal to the IPO price.

     Immediately following the effective date of the registration statements filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 823 options covering 7.5% of the outstanding shares of the Company's common stock, immediately following the Distribution, to certain executive management personnel and non-employee directors. The options will be granted under the 1998 Stock Incentive Plan (the "Plan") and have a per share exercise price equal to the IPO price, with other terms to be determined by the Company's Board of Directors. Total options available for grant under the Plan will be 25.0% of the outstanding shares of the Company's common stock immediately following the Distribution and the IPO, including the options to be granted to Mr. Ledecky on that date.


NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for the fiscal years ended April 25, 1998 and April 26,1997:

                                                                 Year Ended April 25, 1998
                                    ------------------------------------------------------------------------------------
                                         First           Second            Third           Fourth            Total
                                    ---------------  ---------------  ---------------  ---------------  ----------------
Revenues..........................          $19,530          $27,027          $34,149          $39,718          $120,424
Gross Profit......................            8,637           11,705           13,192           17,247            50,781
Operating income..................            2,565            2,138            1,048            1,883             7,634
Net income........................            1,358            1,207              373              439             3,377

Per share amounts:
  Basic...........................          $  0.13          $  0.11          $  0.03          $  0.03          $   0.28
  Diluted.........................          $  0.13          $  0.11          $  0.03          $  0.03          $   0.28


                                                                  Year Ended April 26, 1997
                                    -------------------------------------------------------------------------------------
                                         First           Second            Third            Fourth            Total
                                    ---------------  ---------------  ----------------  ---------------  ----------------

Revenues..........................          $15,243          $13,770          $12,514           $16,150           $57,677
Gross profit......................            7,637            6,276            4,958             7,265            26,136
Operating income (loss)...........            2,186            1,131             (212)            1,643             4,748
Net income (loss).................            1,753              937             (209)              862             3,343

Per share amounts:
  Basic...........................          $  0.21          $  0.11          $ (0.02)          $  0.08           $  0.37
  Diluted.........................          $  0.21          $  0.11          $ (0.02)          $  0.08           $  0.36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

 Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------


          This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

  This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

  This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

  This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  Financial Statement Schedules:

     Not applicable

(b)  Reports on Form 8-K:

     Not applicable.

(c)  Exhibits:

Exhibit      Description of Document
-------      -----------------------
Number
------
   3.1+      Form of Amended and Restated Certificate of Incorporation
   3.2+      Bylaws
   3.3+      Form of Amendment to Bylaws
   4.1+      Form of certificate representing shares of Common Stock
  10.1+      Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.2+      Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.3+      Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,
             Navigant International, Inc. and School Specialty, Inc.
  10.4+      Employment Agreement dated as of January 24, 1997 between Edward S. Adams and Professional Travel
             Corporation.
  10.5+      Employment Agreement dated as of January 24, 1997 between Robert C. Griffith and Professional Travel
             Corporation.
  10.6+      Employment Agreement dated as of October 24, 1997 between McGregor Travel Management, Inc. and Douglas
             R. Knight.
  10.7+      Form of Agreement between U.S. Office Products and Jonathan J. Ledecky, as amended.
  10.8+      Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.9+      Form of Agent Reporting Agreement with Airline Reporting Company.
  10.10+     Form of Employment Agreement between Jonathan J. Ledecky and Navigant International, Inc.
  10.11+     Form of 1998 Stock Incentive Plan of Navigant International, Inc.
  10.12      Credit Agreement dated as of June 9, 1998 between NationsBank, N.A., as Agent, and Navigant
             International, Inc.
  10.13+     Form of Amendment to Employment Agreement between Edward S. Adams, Professional Travel Corporation and
             Navigant International, Inc.
  10.14+     Form of Amendment to Employment Agreement between Robert C. Griffith, Professional Travel Corporation and Navigant International, Inc.
  10.15+     Form of Amendment to Employment Agreement between Douglas R. Knight, McGregor Travel Management, Inc.
             and Navigant International, Inc.
  21.1+      Subsidiaries of Registrant
  24.1       Power of Attorney (included on signature page hereto)
  27.1       Financial data schedule

___________
+ Incorporated by reference herein from Navigant's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  July 21, 1998.


                         NAVIGANT INTERNATIONAL, INC.
                         A DELAWARE CORPORATION


                         BY:     /S/  EDWARD S. ADAMS
                             -------------------------
                             NAME:   EDWARD S. ADAMS
                             TITLE:  CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                     OFFICER, PRESIDENT AND DIRECTOR (PRINCIPAL
                                     EXECUTIVE OFFICER)

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Edward S. Adams his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of July 21, 1998.


                         BY:     /S/  ROBERT C. GRIFFITH
                            ----------------------------
                            NAME:  ROBERT C. GRIFFITH
                            TITLE: CHIEF FINANCIAL OFFICER AND TREASURER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                   OFFICER)



                         BY:     /S/  DOUGLAS R. KNIGHT
                            ---------------------------
                            NAME:  DOUGLAS R. KNIGHT
                            TITLE: CHIEF OPERATING OFFICER


                         BY:     /S/  EUGENE A. OVER, JR.
                            -----------------------------
                            NAME:  EUGENE A. OVER, JR.
                            TITLE: GENERAL COUNSEL AND SECRETARY



                         BY:     /S/  JONATHAN J. LEDECKY
                            -----------------------------
                            NAME:  JONATHAN J. LEDECKY
                            TITLE: DIRECTOR

                              BY:     /S/  VASSILIOS SIRPOLAIDIS
                                 -------------------------------
                                 NAME:  VASSILIOS SIRPOLAIDIS
                                 TITLE:  DIRECTOR



                              BY:     /S/  NED A. MINOR
                                 -------------------------------
                                 NAME:  NED A. MINOR
                                 TITLE:  DIRECTOR



                              BY:     /S/  D. CRAIG YOUNG
                                 -------------------------------
                                 NAME:  D. CRAIG YOUNG
                                 TITLE:  DIRECTOR

                                      Exhibit Index

Exhibit      Description of Document
-------      -----------------------
Number
------
   3.1+      Form of Amended and Restated Certificate of Incorporation
   3.2+      Bylaws
   3.3+      Form of Amendment to Bylaws
   4.1+      Form of certificate representing shares of Common Stock
  10.1+      Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.2+      Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.3+      Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,
             Navigant International, Inc. and School Specialty, Inc.
  10.4+      Employment Agreement dated as of January 24, 1997 between Edward S. Adams and Professional Travel
             Corporation.
  10.5+      Employment Agreement dated as of January 24, 1997 between Robert C. Griffith and Professional Travel
             Corporation.
  10.6+      Employment Agreement dated as of October 24, 1997 between McGregor Travel Management, Inc. and Douglas
             R. Knight.
  10.7+      Form of Agreement between U.S. Office Products and Jonathan J. Ledecky, as amended.
  10.8+      Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
  10.9+      Form of Agent Reporting Agreement with Airline Reporting Company.
  10.10+     Form of Employment Agreement between Jonathan J. Ledecky and Navigant International, Inc.
  10.11+     Form of 1998 Stock Incentive Plan of Navigant International, Inc.
  10.12      Credit Agreement dated as of June 9, 1998 between NationsBank, N.A., as Agent, and Navigant
             International, Inc.
  10.13+     Form of Amendment to Employment Agreement between Edward S. Adams, Professional Travel Corporation and
             Navigant International, Inc.
  10.14+     Form of Amendment to Employment Agreement between Robert C. Griffith, Professional Travel Corporation and Navigant International, Inc.
  10.15+     Form of Amendment to Employment Agreement between Douglas R. Knight, McGregor Travel Management, Inc.
             and Navigant International, Inc.
  21.1+      Subsidiaries of Registrant
  24.1       Power of Attorney (included on signature page hereto)
  27.1       Financial data schedule

___________
+ Incorporated by reference herein from Navigant's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).