Form 10-K/A
period 1998-04-25
NAVIGANT INTERNATIONAL INC
filed 1998-08-21
CIK 1055455

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended                 April 25, 1998
                                   --------------------------------------
     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------    ------------------

          Commission file number: 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                      52-2080967
----------------------------------            ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


            84 INVERNESS CIRCLE EAST
              ENGLEWOOD, COLORADO                               80112
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number:  (303) 706-0800

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

     None.                    None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                    ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting stock held as of July 17, 1998 by non-affiliates of the Registrant was $101,644,200. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 12,705,522 shares of voting stock are held by non-affiliates. As of July 17, 1998, the Registrant had 12,969,000 shares of its common stock outstanding.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information concerning each of the directors, executive officers and key employees of the Company. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the board of directors.

     NAME                        AGE                POSITION
     ----                        ---                --------

     Edward S. Adams              48    Chairman of the Board, Chief Executive
                                        Officer, President and Director (3)
     Robert C. Griffith           49    Chief Financial Officer and Treasurer
     Douglas R. Knight            40    Chief Operating Officer
     Eugene A. Over, Jr.          40    General Counsel and Secretary
     Jonathan J. Ledecky          40    Director (1)
     Vassilios Sirpolaidis        50    Director (3)
     Ned A. Minor                 52    Director (2)
     D. Craig Young               44    Director (2)

---------------
(1)  Term expires in 1999.
(2)  Term expires in 2000.
(3)  Term expires in 2001.

     BUSINESS BIOGRAPHIES

     Edward S. Adams has served as Chairman of the Board, Chief Executive Officer, President and Director of Navigant since February 1998. He has served as Chairman and Chief Executive Officer of Professional Travel Corporation ("PTC"), a subsidiary of Navigant, since 1983, served as President of PTC from 1983 through April 1998, and as President of the U.S. Office Products Corporate Travel Services Division from January 1997 through June 9, 1998.

     Robert C. Griffith has served as Chief Financial Officer and Treasurer of Navigant since February 1998. He has served as Chief Financial Officer of PTC since January 1997 and served as Chief Financial Officer of the U.S. Office Products Corporate Travel Services Division from January 1997 through June 9, 1998. Mr. Griffith served as Vice President of Finance and Administration of PTC from June 1993 through January 1997. Prior to joining PTC, Mr. Griffith served as Senior Manager and Area Director of IDS Tax and Business Services, a subsidiary of American Express, from September 1991 to June 1993. Before joining IDS, Mr. Griffith was employed by Deloitte & Touche. Mr. Griffith is licensed as a certified public accountant in the state of Colorado.

     Douglas R. Knight has served as Chief Operating Officer of Navigant since May 1998. Mr. Knight has served as President of McGregor Travel Management, Inc., a subsidiary of Navigant

("McGregor"), since April 1993 and as chairman of McGregor since October 1997. Mr. Knight joined McGregor in 1987 as Controller and became Vice President of Finance in 1989. From 1984 to 1987, Mr. Knight worked for American Airlines and was responsible for implementing and maintaining American Airline's travel agency accounting system, ADS, in travel agencies across the United States.

     Eugene A. Over, Jr. has served as General Counsel and Secretary of Navigant since February 1998. He served as Legal Affairs and Administrative Officer of U.S. Office Product's corporate travel services division from December 1997 through June 9, 1998. Mr. Over was an attorney at Clanahan Tanner Downing & Knowlton, P.C. from December 1994 through November 1997. From January 1994 through November 1994, he served as General Counsel of GSA Corporation, a private investment company. Prior to January 1994, Mr. Over was an attorney at Montgomery, Little & McGrew, P.C.

     Jonathan J. Ledecky has served as a director of Navigant since the date of the Travel Distribution. Mr. Ledecky founded Consolidation Capital Corporation in February 1997 and serves as its Chairman and Chief Executive Officer. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its Chairman of the Board until June 9, 1998, and as its Chief Executive Officer until November 5, 1997. Mr. Ledecky has also served as the Non-Executive Chairman of the Board of USA Floral Products, Inc. since April 1997 and as a director of UniCapital Corporation since October 1997. Mr. Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly-owned subsidiary of Steelcase Inc. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company and a Senior Vice President at Allied Capital Corporation, an investment management company.

     Vassilios Sirpolaidis has served as a director of Navigant since the date of the Travel Distribution. Mr. Sirpolaidis has been President of Mile High Office Supply Company, Inc. ("Mile High") since 1978. U.S. Office Products acquired Mile High in July 1996. Mr. Sirpolaidis has also served as a District President of U.S. Office Products since August 1996 and as President of Arizona Office Products, a subsidiary of U.S. Office Products, since May 1997.

     Ned A. Minor has served as a Director of Navigant since the date of the Travel Distribution. Mr. Minor has served as Director, President and Vice-President of Minor & Brown, P.C., a private law firm, since 1977. Mr. Minor is a practicing attorney in the state of Colorado, specializing in the areas of general corporate law and mergers and acquisitions.

     D. Craig Young has served as a Director of Navigant since the date of the Travel Distribution. Mr. Young currently serves as Director, President and Chief Executive Officer of Metronet Communications, a telecommunications company. From 1995 through 1998, Mr. Young served as the President and Chief Operating Officer of Brooks Fiber Properties, Inc. Mr. Young served from 1993 to 1995 as Vice President of Custom Business for Ameritech Corp., a telecommunications company based in Chicago, Illinois.

     SECTION 16 REPORTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's outstanding common stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or a written representation that no additional filings were required, the Company believes that for the fiscal year ended April 25, 1998, all Section 16(a) filing requirements applicable to officers, directors, and greater than 10% beneficial owners were complied with by such persons.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to the compensation paid by all persons for services rendered to Navigant and its subsidiaries during the fiscal years ended April 25, 1998 and April 26, 1997 to the Chief Executive Officer and to the other most highly compensated officers of Navigant (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                                    -------------------
                                                                                 ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR       SALARY(1)       BONUS     COMPENSATION(2)
---------------------------              ----       ---------       -----     ---------------
Edward S. Adams                          1998       $250,000             -        $8,554
 Chairman of the Board, Chief            1997        300,750             -         8,554
  Executive Officer, President and
  Director
Robert C. Griffith                       1998        150,000             -         5,256
 Chief Financial Officer and             1997        120,000        $3,000         5,256
 Treasurer
Douglas R. Knight                        1998        382,000             -         3,563
 Chief Operating Officer                 1997              -             -             -

--------------------
(1) Following the completion of the Travel Distribution on June 9, 1998, the annual salaries of the Named Officers were set to be: Mr. Adams-$300,000, Mr. Griffith-$200,000 and Mr. Knight-$250,000.

(2)  Represents automobile expenses paid by Navigant.

     OPTION GRANTS

     The following table sets forth certain information regarding options to acquire Navigant Common Stock granted to the Named Officers during the fiscal year ended April 25, 1998.

                      OPTIONS GRANTED IN FISCAL YEAR 1998


                            OPTIONS GRANTED IN FISCAL YEAR 1998                          POTENTIAL REALIZABLE VALUE AT ACCRUED
                            -----------------------------------                         ANNUAL RATE OF STOCK PRICE APPRECIATION
PERCENT OF TOTAL                                                                                FOR OPTION TERM(4)
                             OPTIONS        OPTIONS GRANTED     EXERCISE      EXPIRATION        ------------------
NAME                        GRANTED(1)     IN FISCAL YEAR(2)    PRICE(3)         DATE            5%             10%
----                        ----------     -----------------    --------      ----------    ----------      -----------
Edward S. Adams               35,000              2.1%           $ 9.75        4/28/07      $  214,550      $   543,900
                             746,667             44.8             11.89        3/20/08       5,585,069       14,149,340
Robert C. Griffith            23,333              1.4              9.75        4/28/07         143,031          362,595
                             186,667             10.0             11.89        3/20/08       1,396,269        3,537,340
Douglas R. Knight                  -                -                 -              -               -                -

--------------------
(1) Options were granted by U.S. Office Products to acquire U.S. Office Products Common Stock, and were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution.
(2) Based on an aggregate of 1,665,207 shares of Navigant Common Stock subject to options originally granted by U.S. Office Products during the fiscal year ended April 25, 1998 to acquire U.S. Office Products Common Stock, which options were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution.
(3) The original exercise prices of the options to acquire U.S. Office Products Common Stock were $15.17 and $18.50 per share, which exercise prices were adjusted when they were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution to be $9.75 and $11.89 respectively.
(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

     OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information regarding option exercises and unexercised options held by the Named Officers at April 25, 1998.

        AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED APRIL 25, 1998
                     AND FISCAL YEAR-END 1998 OPTION VALUES

                                                                                           VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                                                           HELD AT APRIL 25, 1998(1)        APRIL 25, 1998(1)(2)
                                                          ---------------------------   ---------------------------
                          SHARES ACQUIRED      VALUE
NAME                       ON EXERCISE(#)    REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       --------------    -----------  -----------   -------------   -----------   -------------
Edward S. Adams                -                 -            8,750        772,917          $9,591       $28,772
Robert C. Griffith             -                 -            5,833        204,167           6,394        19,181
Douglas R. Knight              -                 -                -              -               -             -

--------------------
(1) Options were granted by U.S. Office Products to acquire U.S. Office Products Common Stock, and were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution.
(2) There was no public trading market for the Navigant Common Stock at April 25, 1998. Accordingly, these values have been calculated based on the closing market price of the U.S. Office Products Common Stock at April 24, 1998 (the business day immediately preceding the fiscal year end) of $16.875 per share and the original exercise price to obtain shares of U.S. Office Products Common Stock (prior to the conversion of the options into options to purchase Navigant Common Stock).

     1998 STOCK INCENTIVE PLAN

     Navigant has adopted the 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing employees with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward highly motivated and qualified employees. The maximum percentage of shares of Navigant Common Stock that may be issued with respect to awards granted under the Plan is 25% of the outstanding Navigant Common Stock. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,100,000 shares. The Plan will be administered by the Compensation Committee of the Board of Directors. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

     COMMITTEES OF THE BOARD

     The Board of Directors has created an Audit Committee consisting of Messrs. Sirpolaidis, Minor and Young. The Audit Committee is charged with reviewing Navigant's annual audit and meeting with Navigant's independent accountants to review Navigant's internal control and financial management practice.

     The Board of Directors has created a Compensation Committee consisting of Messrs. Sirpolaidis, Minor and Young. The Compensation Committee is charged with determining the compensation of executive officers of Navigant and administering any stock option plan Navigant may adopt.

     COMPENSATION OF DIRECTORS

     Non-management directors are expected to be compensated with $10,000 of airline tickets and other travel accommodations for their services as directors. In addition, such directors will be paid $2,500 in cash for each committee of the Board of Directors on which they serve and may be granted Navigant Options under the Plan. Non-management directors will also be reimbursed for all out-of-pocket expenses related to their service as directors.

     LEDECKY SERVICES AGREEMENT

     Jonathan J. Ledecky entered into the Ledecky Services Agreement with U.S. Office Products on January 13, 1998, which agreement was amended as of June 8, 1998. The principal terms of the Ledecky Services Agreement, as amended, are summarized below.

     The Ledecky Services Agreement governs Mr. Ledecky's continuing obligations to U.S. Office Products. Under the Ledecky Services Agreement, Mr. Ledecky will report to the U.S. Office Products Board of Directors and will provide high-level acquisition negotiation services and strategic business advice. Under the agreement, Mr. Ledecky will remain an employee of U.S. Office Products at an annual salary of $48,000 through June 30, 2001. U.S. Office Products can terminate Mr. Ledecky's employment only for "cause" where cause consists of (i) his conviction of or guilty or nolo contendere plea to a felony demonstrably and materially injurious to U.S. Office Products or (ii) his violation of the noncompetition provision as it relates to U.S. Office Products.

     Navigant entered into an employment agreement with Mr. Ledecky, effective as of June 10, 1998, that implemented its assigned portion of the Ledecky Services Agreement. Under the employment agreement, Mr. Ledecky will report to the Board of Directors and senior management of Navigant. In such capacity, Mr. Ledecky will provide high-level acquisition negotiations services and strategic business advice. Navigant can require Mr. Ledecky's performance of such services, consistent with his other contractual obligations to Consolidation Capital Corporation, U.S. Office Products and the other Spin-Off Companies. As an employee, Mr. Ledecky will also be subject to the generally applicable personnel policies of Navigant and will be eligible for such benefit plans in accordance with their terms. Navigant will pay Mr. Ledecky an annual salary of $48,000, for up to two years. The Company may terminate Mr. Ledecky's employment with "cause," where cause has the same definition as in the Ledecky Services Agreement, as modified to refer to Navigant.

     The Ledecky Services Agreement provides for non-competition and non-solicitation restrictions that continue until the end of the specified restricted period, which, for Navigant, means the later of June 10, 2000 or the date one year after Mr. Ledecky leaves Navigant's employ. These provisions generally restrict Mr. Ledecky from, among other things, investing in or working for or on behalf of any business selling any products or services in direct competition with U.S. Office Products or the Spin-Off Companies (collectively, the "U.S. Office Products Companies"), within 100 miles of any location where the relevant U.S. Office Products Company regularly maintains an office with employees. (For this purpose, "products or services" are those that U.S. Office Products offered on January 13, 1998.) Notwithstanding this prohibition, Mr. Ledecky may serve in a policy making role (but not engage in direct personal competition) with respect to the following businesses: (i) certain businesses potentially competitive with Aztec Technology Partners, Inc.; (ii) businesses selling, supplying, or distributing janitorial or sanitary products or services; (iii) businesses managing or servicing office equipment (other than computers); (iv) businesses providing internet access services; (v) UniCapital Corporation's current businesses (which include equipment leasing); or (vi) U.S. Marketing Services' shelf-stocking and merchandising, point-of-purchase display creation, and incentive marketing businesses (as currently publicly described to include travel incentives), but Mr. Ledecky must cease serving as a director and be solely an investor after that company is public. The Ledecky Services Agreement prohibits Mr. Ledecky from trying to hire away managerial employees of the U.S. Office Products Companies or calling upon customers of the U.S. Office Products Companies to solicit or sell products or services in direct competition with the U.S. Office Products Companies. Mr. Ledecky also may not hire away for Consolidation Capital Corporation any person then or in the preceding one year employed by the U.S. Office Products Companies. U.S. Office Products has assigned to Navigant the ability to enforce the non-competition provision described above as they apply to Navigant, which now constitutes part of his employment agreement with Navigant.

     EMPLOYMENT CONTRACTS AND RELATED MATTERS

     In January 1997, PTC entered into an employment agreement with Edward S. Adams, its President and Chief Executive Officer. The employment agreement provides for an initial two-year term and successive one-year extensions at the option of PTC. Pursuant to this agreement, Mr. Adams is entitled to receive minimum annual compensation of $250,000 (which was increased to $300,000 upon completion of the Travel Distribution on June 9, 1998), incentive bonuses as determined by the Board of Directors of PTC (and approved by the U.S. Office Products Board of Directors), all perquisites and benefits customarily provided by PTC to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $712 per month). The employment agreement also provides for the issuance of options to purchase 60,000 shares of U.S. Office Products Common Stock for every $10 million increase in commission revenue earned by U.S. Office Products after the date of the agreement (up to a maximum of 600,000 shares). Pursuant to this employment agreement, Mr. Adams earned and was granted options for the maximum number of shares. Mr. Adams then assigned 20% of these options to Mr. Griffith. In the event that Mr. Adams' employment is terminated for any reason other than cause, Mr. Adams' employment agreement provides that Mr. Adams is entitled to receive his base salary and benefits for the longer of (i) six months from the date of termination, or (ii) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Adams secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Adams from engaging in certain activities deemed competitive with PTC or its affiliates during the duration of his employment with PTC and for the longer of (i) a period of two years thereafter, or (ii) as long as Mr. Adams continues to receive severance payments from PTC.

     In January 1997, PTC entered into an employment agreement with Robert C. Griffith, its Chief Financial Officer and Treasurer. The employment agreement provides for an initial two-year term and successive one-year extensions at the option of PTC. Pursuant to this agreement, Mr. Griffith is entitled to receive minimum annual compensation of $150,000 (which was increased to $200,000 upon completion of the Travel Distribution on June 9, 1998), incentive bonuses as determined by the President of PTC (and approved by the U.S. Office Products Board of Directors), all perquisites and benefits customarily provided by PTC to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $438 per month). In the event that Mr. Griffith's employment is terminated for any reason other than cause, Mr. Griffith's employment agreement provides that Mr. Griffith is entitled to receive his base salary and benefits for the longer of (i) four months from the date of termination, or (ii) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Griffith secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Griffith from engaging in certain activities deemed competitive with PTC or its affiliates during the duration of his employment with PTC and for the longer of (i) a period of two years thereafter, or (ii) as long as Mr. Griffith continues to receive severance payments from PTC.

     In October 1997, McGregor entered into an employment agreement with Douglas
R. Knight, its President. The agreement provides for a two year term, with a base salary of $250,000 per year, all perquisites and benefits customarily provided by McGregor to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $550 per month). If McGregor terminates Mr. Knight's employment without cause, Mr. Knight is entitled to compensation at the rate of $250,000 per year for the time period remaining under the term of the employment agreement, subject to a right of offset if Mr. Knight secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Knight from engaging in certain activities deemed competitive with McGregor or its affiliates during the duration his employment with McGregor or its affiliates and for the longer of (i) a period of one year thereafter or (ii) as long as Mr. Knight continues to receive severance payments from McGregor.

     Effective as of the date of the Travel Distribution, PTC assigned Messrs. Adams' and Griffith's employment agreements and McGregor assigned Mr. Knight's employment agreement to Navigant. All decisions formerly made by PTC's or McGregor's Board of Directors (and approved by the U.S. Office Products Board of Directors) are now to be made by Navigant's Board of Directors. Navigant's Board of Directors may consider amending these employment agreements or entering into separate severance agreements with these and other officers to provide for additional compensation if their employment is terminated following a change of control of Navigant.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has created a Compensation Committee consisting of Vassilios Sirpolaidis, Ned A. Minor and D. Craig Young. The Compensation Committee is charged with determining the compensation of all executive officers. No member of the Compensation Committee has ever been an officer of Navigant or any of its subsidiaries.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report is submitted by the Compensation Committee, pursuant to rules established by the Securities and Exchange Commission, and provides certain information regarding compensation of the Company's executive officers.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee establishes and reviews the compensation of the Navigant's Executive Officers: Mr. Adams, Mr. Knight, Mr. Griffith, and Mr. Over. The Compensation Committee's goal is to design executive compensation packages that reward the achievement of both short-term and long-term objectives of Navigant, and which are comparable to the packages available to similarly placed executives within the corporate travel management industry and within companies of similar size as Navigant.

     The Compensation Committee expects to adopt a comprehensive policy in the coming fiscal year. In the meantime, the basic components of executive compensation are base salary, expense allowances, bonuses, and options. Base salary and expense allowances are set in light of prevailing salaries and allowances for similarly placed executives within the corporate travel management industry. Bonuses and the award of options reward the achievement of Navigant's short-term and long-term objectives.

     As of June 10, 1998, the Committee approved the assignment of existing employment contracts between PTC and Mr. Adams, Mr. Griffith and Mr. Over to Navigant, and also approved various amendments to those contracts. In addition, as of June 10, 1998, the Committee approved the assignment of an existing employment contract between McGregor Travel Management, Inc. and Mr.

Knight to Navigant. As assigned and amended, Mr. Adams' contract is for a period of five (5) years from June 9, 1998, at an initial base salary of $300,000. As assigned and amended, Mr. Griffith's contract is for a period of five (5) years from June 9, 1998, at an initial base salary of $200,000. As assigned and amended, Mr. Over's contract is for a period of two (2) years from December 1, 1997, at an initial base salary of $110,000. As assigned, Mr. Knight's contract is for a period of two (2) years from October 25, 1997, at an initial base salary of $250,000. (In each case, the officer's base salary may be increased annually, if, in the discretion of the Board, such increases are merited.) In approving such assignments and amendments, the Compensation Committee considered, among other things, each officer's experience, background, past contributions to Navigant (and its predecessors), the growth of Navigant, and the likely expansion of each officer's duties and responsibilities due to the spin-off of Navigant from U. S. Office Products.

     The Committee believes that the grant of stock options is an appropriate method of compensating executives for the long-term performance of Navigant. On June 10, 1998, the Committee approved the issuance of stock options to each of the Executive Officers as follows: Mr. Adams, 376,500; Mr. Knight, 52,500; Mr. Griffith, 111,000; and Mr. Over, 50,000. These stock options were issued at the offering price in Navigant's Initial Public Offering ($9.00), and have a term of ten (10) years. The options vested immediately, but are not exercisable until June 10, 1999. These grants were intended to reward these executives for their efforts in contributing to the dramatic growth of Navigant's business and to motivate the executives to continue to contribute to such growth. Moreover, the Committee believed it was appropriate to grant options at these levels to attract and retain executive officers of the caliber of these individuals.

     The Committee believes that the award of bonuses is an appropriate way to compensate executives for a significant contribution to Navigant's objectives, or for the attainment of results beyond expectations. At this time, the Committee has no recommended any bonuses for any of the Executive Officers. Nevertheless, bonuses may be considered by the Committee in the future as appropriate.

                              COMPENSATION COMMITTEE
                              Vassilios Sirpolaidis
                              Ned A. Minor
                              D. Craig Young

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of outstanding shares of Navigant Common Stock beneficially owned as of August 14, 1998, by (i) all persons known by Navigant to own beneficially more than 5% of Navigant's Common Stock, (ii) each director and each executive officer of Navigant, and
(iii) all directors and executive officers of Navigant as a group. All persons listed below have sole voting and investment power with respect to their shares of Navigant Common Stock unless otherwise indicated.


                                         Number of Shares of      Percent of Navigant
Name and Address of Beneficial Owner    Navigant Common Stock     Common Stock(1)(2)
------------------------------------    ---------------------     -------------------
Edward S. Adams(3)                              101,736                      *
Robert C. Griffith(4)                             6,833                      *
Douglas R. Knight(5)                             53,322                      *
Jonathan J. Ledecky(6)                          186,391                    1.4%
Vassilios Sirpolaidis(7)                        110,070                      *
All current executive officers and
 directors as a group (8 persons)(8)            464,452                    3.6%


                                         Number of Shares of      Percent of Navigant
Name and Address of Beneficial Owner    Navigant Common Stock     Common Stock(1)(2)
------------------------------------    ---------------------     -------------------
5% Stockholders
The Baupost Group, LLC (9)                    2,165,041                   16.7%
44 Brattle Street, 5th Floor
P.O. Box 389125
Cambridge, MA 02238-9125

_______
 *   Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Navigant Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of August 14, 1998 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Navigant Common Stock shown as beneficially owned by them.

(2) Percentage of ownership is based on 12,978,273 shares of Navigant Common Stock outstanding at August 14, 1998.

(3) Includes 8,750 shares of Navigant Common Stock which may be acquired upon exercise of options exercisable within 60 days following August 14, 1998. Also includes 2,353 shares held by Marcono, LLC; Mr. Adams disclaims beneficial ownership of these shares except for his pecuniary interest therein. Excludes 1,149,417 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(4) Includes 5,833 shares of Navigant Common Stock which may be acquired upon exercise of options exercisable within 60 days following August 14, 1998. Excludes 315,167 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(5) Includes 1,408 shares held by DeFranco & Knight, LLC; Mr. Knight disclaims beneficial ownership of these shares except for his pecuniary interest therein. Excludes 52,500 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(6) Excludes 822,671 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(7) Excludes 10,000 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(8) Includes 14,583 shares of Navigant Common Stock which may be acquired upon exercise of options exercisable within 60 days following August 14, 1998. Excludes 2,419,755 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following August 14, 1998.

(9) The Baupost Group, L.L.C. is a registered investment adviser. SAK Corporation is the Manager of the Baupost Group, L.L.C. Seth A. Klarman, as the sole director of SAK Corporation and a controlling person of Baupost Group, L.L.C., may also be deemed to have beneficial ownership of these securities. These securities include securities purchased on behalf of a registered investment company and various limited partnerships.

     There has been no change in control of the Company since the beginning of its last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 24, 1997, U.S. Office Products acquired PTC, which is now a wholly-owned subsidiary of Navigant, from Edward S. Adams, Navigant's Chairman of the Board, Chief Executive

Officer and President, for 725,923 shares of U.S. Office Products Common Stock (which now represent 72,592 shares of Navigant Common Stock) valued at $22.725 per share (the "PTC Acquisition"). In connection with the PTC Acquisition, PTC also entered into an employment agreement with Mr. Adams at an annual base salary of $250,000 per year and an employment agreement with Robert C. Griffith, Navigant's Chief Financial Officer and Treasurer, at an annual base salary of $150,000 per year. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     On January 24, 1997, in a transaction related to the PTC Acquisition, PTC acquired a commercial office building at 84 Inverness Circle East, Englewood, Colorado from Marcono LLC ("Marcono"), a Colorado limited liability company, for an aggregate purchase price of approximately $3.4 million, consisting of 68,154 shares of U.S. Office Products Common Stock (which now represent 6,815 shares of Navigant Common Stock) valued at $22.725 per share and PTC's assumption of certain notes from Marcono in the aggregate amount of $1,846,721. Marcono is owned as follows: 2% by Edward S. Adams, 2% by Mr. Adams' wife and 48% by each of two trusts established for the benefit of Mr. Adams' two children. Vassilios Sirpolaidis, a director of Navigant, is the trustee of the two trusts. Prior to the purchase of the office building by PTC, PTC leased the office building from Marcono for approximately $22,000 per month. The office building purchased by PTC is used as its headquarters. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     On October 24, 1997, U.S. Office Products acquired McGregor, which is now a wholly-owned subsidiary of Navigant, from its stockholders (the "McGregor Acquisition") for approximately 1,273,432 shares of U.S. Office Products Common Stock (which now represent 127,343 shares of Navigant Common Stock) valued at approximately $24.54 per share (the "Purchase Price"). The McGregor Acquisition included the purchase of portions of an office building at 112 Prospect Street, Stamford, Connecticut from DeFranco & Knight, LLC. $450,000 of the Purchase Price was allocated to the purchase of the building and $585,000 of debt related to the building was assumed by McGregor. One of McGregor's beneficial owners was Douglas R. Knight is Navigant's Chief Operating Officer. In connection with the McGregor Acquisition, Mr. Knight received approximately 676,293 shares of U.S. Office Products Common Stock (which now represent 67,629 shares of Navigant Common Stock) and DeFranco & Knight, LLC, of which Mr. Knight is a 50% owner, received approximately 18,336 shares of U.S. Office Products Common Stock (which now represent 1,834 shares of Navigant Common Stock). Also in connection with the McGregor Acquisition, McGregor entered into an employment agreement with Mr. Knight at an annual base salary of $250,000 per year. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     DeFranco & Knight, LLC owns a portion of a property in Stamford, Connecticut, which is leased to McGregor for approximately $142,000 per year. In addition, Mr. Knight is a partner in an emergency travel service provider that contracts with McGregor to provide emergency travel service to customers of McGregor at a rate of $12.00 per emergency call. During the fiscal year ended April 25, 1998, McGregor paid approximately $472,000 to such emergency travel service provider.

     On June 10, 1998, Mr. Ledecky received a stock option pursuant to the Plan to purchase 822,671 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Ledecky in order to compensate Mr. Ledecky for services to Navigant as an employee.

     On June 10, 1998, Mr. Adams received a stock option pursuant to the Plan to purchase 376,500 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Adams in order to compensate Mr. Adams for services to Navigant as an employee.

     On June 10, 1998, Mr. Griffith received a stock option pursuant to the Plan to purchase 111,000 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Griffith in order to compensate Mr. Griffith for services to Navigant as an employee.

     On June 10, 1998, Mr. Over received a stock option pursuant to the Plan to purchase 50,000 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Over in order to compensate Mr. Over for services to Navigant as an employee.

     On June 10, 1998, Mr. Knight received a stock option pursuant to the Plan to purchase 52,500 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Knight in order to compensate Mr. Knight for services to Navigant as an employee.

     On June 10, 1998, Mr. Young received a stock option pursuant to the Plan to purchase 10,000 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Young in order to compensate Mr. Young for services to Navigant as a director.

     On June 10, 1998, Mr. Sirpolaidis received a stock option pursuant to the Plan to purchase 10,000 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Sirpolaidis in order to compensate Mr. Sirpolaidis for services to Navigant as a director.

     On June 10, 1998, Mr. Minor received a stock option pursuant to the Plan to purchase 10,000 shares of Navigant Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Minor in order to compensate Mr. Minor for services to Navigant as a director.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  August 20, 1998.


                              NAVIGANT INTERNATIONAL, INC.
                              A Delaware Corporation


                              By:    /s/  Edward S. Adams
                                  ----------------------------------------------
                                  Name:   Edward S. Adams
                                  Title:  Chairman of the Board, Chief Executive
                                          Officer, President and Director
                                          (Principal Executive Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of August 20, 1998.


                              By:    /s/  Robert C. Griffith
                                  ----------------------------------------------
                                  Name:   Robert C. Griffith
                                  Title:  Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


                              By:    /s/  Douglas R. Knight
                                  ----------------------------------------------
                                  Name:   Douglas R. Knight
                                  Title:  Chief Operating Officer


                              By:    /s/  Eugene A. Over, Jr.
                                  ----------------------------------------------
                                  Name:   Eugene A. Over, Jr.
                                  Title:  General Counsel and Secretary


                              By:    /s/  Jonathan J. Ledecky
                                  ----------------------------------------------
                                  Name:   Jonathan J. Ledecky
                                  Title:  Director

                              By:    /s/  Vassilios Sirpolaidis
                                  ----------------------------------------------
                                  Name:   Vassilios Sirpolaidis
                                  Title:  Director


                              By:    /s/  Ned A. Minor
                                  ----------------------------------------------
                                  Name:   Ned A. Minor
                                  Title:  Director


                              By:    /s/  D. Craig Young
                                  ----------------------------------------------
                                  Name:   D. Craig Young
                                  Title:  Director