Form 10-Q
period 1998-07-25
NAVIGANT INTERNATIONAL INC
filed 1998-09-08
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 25, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to ___________________


              Commission file number 000-24387


                         NAVIGANT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                         52-2080967
-------------------------------                   -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



   84 INVERNESS CIRCLE EAST
     ENGLEWOOD, COLORADO                                      80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number:  (303) 706-0800
                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     ----------

          As of September 3, 1998, the Registrant had outstanding 12,978,281 shares of its common stock, par value $0.01 per share.

                              INDEX TO FORM 10-Q
                              ------------------


PART I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheet
                July 25, 1998 (Unaudited) and April 25, 1998.........................3

              Consolidated Statement of Income (Unaudited)
                Three Months Ended July 25, 1998 and July 26, 1997...................4

              Consolidated Statement of Cash Flows (Unaudited)
                Three Months Ended July 25, 1998 and July 26, 1997...................5

              Notes to Consolidated Financial Statements.........................6 - 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................8 - 13

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks..................................................13

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings.....................................................14
     Item 2.  Changes in Securities.................................................14
     Item 3.  Defaults Upon Senior Securities.......................................14
     Item 4.  Submission of Matters to a Vote of Security Holders...................14
     Item 5.  Other Information.....................................................14
     Item 6.  Exhibits and Reports on Form 8-K......................................14

     SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    July 25, 1998          April 25, 1998
                                                                               -----------------------  --------------------
                                  ASSETS                                            (Unaudited)
Current assets:
   Cash and cash equivalents.................................................                $  5,202              $  8,217
   Accounts receivable, less allowance for doubtful accounts of $387 and
     $377, respectively......................................................                  22,271                21,286

   Prepaid expenses and other current assets.................................                   2,977                 2,207
   Short-term receivable from U.S. Office Products...........................                   1,458                   592
                                                                                             --------              --------
       Total current assets..................................................                  31,908                32,302

Property and equipment, net..................................................                  18,402                18,358
Intangible assets, net.......................................................                 107,990                87,240
Other assets.................................................................                   1,447                   852
                                                                                             --------              --------
       Total assets..........................................................                $159,747              $138,752
                                                                                             ========              ========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term debt...........................................................                $  1,180              $    494
   Accounts payable..........................................................                   2,934                 4,805
   Accrued compensation......................................................                   5,669                 3,413
   Accrued taxes.............................................................                     758
   Other accrued liabilities.................................................                  12,252                11,710
                                                                                             --------              --------
       Total current liabilities.............................................                  22,793                20,422

Long-term debt...............................................................                  21,438                 2,430
Long-term payable to U.S. Office Products....................................                                        12,668
Deferred income taxes........................................................                      97                    74
Other long-term liabilities..................................................                   1,688                 1,119
                                                                                             --------              --------
       Total liabilities.....................................................                  46,016                36,713

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     12,978,281 issued and outstanding.......................................                      13
   Additional paid-in-capital................................................                 111,843
   Divisional equity.........................................................                                        95,595
   Cumulative translation adjustment.........................................                    (159)                  (96)
   Retained earnings.........................................................                   2,034                 6,540
                                                                                             --------              --------
       Total stockholders' equity............................................                 113,731               102,039
                                                                                             --------              --------
       Total liabilities and stockholders' equity............................                $159,747              $138,752
                                                                                             ========              ========


          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                For the Three Months Ended
                                                      July 25, 1998                     July 26, 1997
                                                      -------------                     -------------
                                                       (Unaudited)                       (Unaudited)

Revenues...................................              $   40,578                        $  19,530
Operating expenses.........................                  23,155                           10,893
                                                            -------                          -------
     Gross profit..........................                  17,423                            8,637

General and administrative expenses........                  12,054                            5,860
Amortization expense.......................                     712                              212
Strategic restructuring costs..............                   2,826
                                                             -------                         -------
     Operating income......................                   1,831                            2,565

Other (income) expenses:
  Interest expense.........................                     267                              142
  Interest income..........................                     (69)                             (93)
  Other....................................                      22
                                                            -------                          -------
Income before provision for income taxes...                   1,611                            2,516
Provision for income taxes.................                     878                            1,158
                                                            -------                          -------
Net income.................................                 $   733                          $ 1,358
                                                            =======                          =======

Weighted average number of common shares
 outstanding:
  Basic....................................                  13,183                           10,632
  Diluted..................................                  13,264                           10,815

Net income per share:......................
  Basic....................................                  $ 0.06                           $ 0.13
  Diluted..................................                  $ 0.06                           $ 0.13


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              For The Three Months Ended
                                                                              July 25,           July 26,
                                                                                1998               1997
                                                                           ------------        -----------
                                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net income....................................................            $    733              $1,358
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense........................               1,512                 567
   Strategic Restructuring costs................................               2,677
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations accounted for under the purchase method):
     Accounts receivable........................................               1,548              (2,640)
     Prepaid expenses and other current assets..................                (477)                803
     Accounts payable...........................................              (2,304)             (1,037)
     Accrued liabilities........................................                 835                 386
     Other liabilities..........................................                 429                (191)
                                                                            --------              ------
       Net cash provided by (used in) operating activities......               4,953                (754)
                                                                            --------              ------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.........                (922)               (352)
  Cash paid in acquisitions, net of cash received...............             (20,372)                705
                                                                            --------              ------
       Net cash provided by (used in) investing activities                   (21,294)                353
                                                                            --------              ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt......................              19,910                 364
  Payments of long-term debt....................................                (216)               (333)
  Payment of debt issue costs...................................                (570)
  Payment of dividend to U.S. Office Products Company...........              (6,889)
  Proceeds from issuance of common stock........................              15,240
  Net advances from (payments to) U.S. Office Products Company..             (14,149)                604
                                                                            --------              ------
       Net cash provided by financing activities................              13,326                 635
                                                                            --------              ------

Net increase (decrease) in cash and cash equivalents............              (3,015)                234
Cash and cash equivalents at beginning of period................               8,217               6,952
                                                                            --------              ------
Cash and cash equivalents at end of period......................            $  5,202              $7,186
                                                                            ========              ======

Supplemental disclosures of cash flow information:
  Interest paid.................................................            $    267              $  142
  Income taxes paid.............................................            $     81              $   58


          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND

     Navigant International, Inc. ("Navigant" or the "Company") is a Delaware Corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") at April 25, 1998. On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun-off its Corporate Travel Services division as an independent, publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with U.S. Office Products' Corporate Travel Services division to the Company. U.S. Office Products and the Company also entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. At the date of the Distribution, U.S. Office Products allocated $15,000 in debt plus any additional debt incurred by U.S. Office Products for acquisitions through the date of the Distribution to the Company. The debt payable to U.S. Office Products was repaid upon the completion of the Distribution. Additionally, in connection with the Distribution, the Company sold 2.0 million shares of the Company's common stock in an initial public offering ("IPO"). The gross proceeds to the Company from the IPO were $18,000 and the expenses incurred were as follows: (i) $1,260 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,500 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the IPO of approximately $15,240 to repay a portion of the outstanding indebtedness.

     The Company's operations are primarily concentrated in one market segment - airline travel- and the customers are geographically diverse with no single customer base concentrated in a single industry. Management considers a downturn in this market segment to be unlikely. The Company's operations are seasonal, with the November and December periods having the lowest airline bookings.


NOTE 2--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended April 25, 1998.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 25, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended July 25, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     The consolidated financial statements for the period prior to the Distribution reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities [expected to be] transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

     U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company.


NOTE 3--BUSINESS COMBINATIONS

     In the first fiscal quarter ended July 25, 1998, the Company made two acquisitions under the purchase method for an aggregate purchase price of $20,372 in cash. Additionally, the Company completed a third acquisition on July 28, 1998 that will be accounted for under the purchase method for an aggregate purchase price of $17,098 in cash. The total assets related to these three acquisitions were $44,184 including intangible assets of $37,251. The results of these acquisitions have been or will be included in the Company's results from their respective dates of acquisition.

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

     The following presents the unaudited pro forma results of operations of the Company for the three months ended July 25, 1998 and July 26, 1997 and includes the results of the companies acquired as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets acquired, adjustments in executive compensation of $623 and $67 for the three months ended July 25, 1998 and July 26, 1997, respectively, and the inclusion of a federal income tax provision on all earnings:

                                                                            For the Three Months Ended
                                                                      --------------------------------------
                                                                        July 25, 1998        July 26,1997
                                                                      ------------------  ------------------
                                                                                   (unaudited)
Revenues............................................................             $49,430             $49,698
Net income..........................................................             $ 3,232             $ 3,009
Net income per share  basic.........................................             $  0.25             $  0.23
Net income per share  diluted.......................................             $  0.25             $  0.23

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

          Statements contained in this Quarterly Report on Form 10-Q which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel agents by corporate customers, the use of co-branding involving the Company's subsidiaries, the Company's Year 2000 compliance, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and transaction fees with corporate customers, and planned cost reduction measures.

          Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel industry, changes in laws or regulations concerning the travel industry, trends in the travel industry (including consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel agency companies, any loss or modification of material contacts the Company has with travel suppliers or current customers, a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, potential liability for taxes associated with the Distribution and potential liabilities allocated to the Company pursuant to the Distribution Agreement entered into in connection with the Distribution, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 1998, the risk factor set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Issues" of this Report and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

INTRODUCTION

          Navigant, which combines fourteen regional corporate travel agencies, provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

          The Company generates revenues principally from (i) base and incentive override commissions on air travel tickets, (ii) fees for services rendered to customers and (iii) commissions on hotel reservations and car rentals. Air travel ticketing generates the largest portion of the Company's revenues. In the three months ended July 25, 1998 and July 26, 1997, air travel commissions, including both base commissions and incentive override commissions, accounted for approximately 66.7% and 72.9% respectively, of the Company's revenues.

          The methods by which airlines compensate travel agents have changed considerably in recent years and continue to be in flux. Historically, airlines paid a percentage commission on ticket price for each domestic and international air travel ticket issued by a travel agent. Subsequent to 1995, most major United States airlines imposed commission caps of $25 on domestic one-way air travel and $50 on domestic round-trip tickets. Commissions on international tickets are not subject to a cap. In October 1997, the airlines reduced base commissions on tickets to approximately 8% of the ticket price. The reduction of base commissions has reduced the Company's gross revenue and gross margin below historical levels.

          In response to the reductions in the commissions paid to travel agents, travel agents are in the process of changing financial arrangements with their corporate customers either by implementing management contracts, in the case of middle market and larger customers, or by charging transaction fees. Under management contracts, the Company typically deducts its direct operating expenses, indirect overhead costs and a management fee from commission revenues collected for travel arrangements made on behalf of the customer. If the commission revenues exceed the amounts deducted, the Company may share a negotiated amount of the excess with the customer. If the commission revenues do not cover the amounts deducted, the customer pays the difference to the Company. Fee income recognized under management contracts has historically been derived from commissions paid by the airlines. As a result, the Company does not prepare separate reports distinguishing payments under management contracts from air travel commission income. Management believes that the implementation of these measures should mitigate the negative impact that the commission reduction has had on gross revenue and gross margin.

          After the airlines instituted the commission cap in 1995 and reduced base commissions in October 1997, travel agencies, including the Company, began charging transaction fees for some services to non-contract customers. The Company typically charges between $10 and $15 per ticket for tickets issued to customers that do not have a management contract with the Company.

          The remainder of Navigant's revenues derive largely from commissions on hotel reservations and car rentals. In accordance with industry practice, the Company receives a commission equal to approximately 10% of the hotel rate for each hotel reservation and 5% of the base rental car rate for each rental car reservation that it makes. Some of the Company's customers negotiate special hotel rates that do not produce commissions. In the three months ended July 25, 1998 and July 26, 1997, hotel and rental car commissions accounted for approximately 13.1% and 11.7% respectively, of Navigant's revenues.

          As part of the Company's increased focus on operational areas, the Company expects to undertake cost reduction measures including the elimination of duplicate facilities, the consolidation of certain operating functions, and the deployment of common information systems. The implementation of the cost reduction measures will involve the incurrence by the Company of certain restructuring costs. At the present time, the formal plans to implement a restructuring are being reviewed by the Company's senior management. The current estimates indicate that the aggregate restructuring costs will be between four and five million dollars which the Company expects to finalize and record in the third or fourth quarter of fiscal 1999.

RESULTS OF OPERATIONS

          The following table sets forth various items as a percentage of revenues for the three months ended July 25, 1998 and July 26, 1997.


                                                                      For the Three Months Ended
                                                           -------------------------------------------------
                                                                   July 25,                 July 26,
                                                                     1998                     1997
                                                                     ----                     ----

Revenues..........................................                  100.0%                   100.0%
Operating Expenses................................                   57.1                     55.8
                                                                    -----                    -----
  Gross profit....................................                   42.9                     44.2
General and administrative expenses...............                   29.7                     30.0
Amortization expense..............................                    1.8                      1.1
Non-recurring costs...............................                    6.9
                                                                    -----                    -----
  Operating income................................                    4.5                     13.1


Interest expense, net.............................                             0.5                      0.3
Other (income) expense............................
                                                                             -----                    -----
Income before provision for income taxes..........                             4.0                     12.8
Provision for income taxes........................                             2.2                      5.8
                                                                             -----                    -----
Net income........................................                             1.8%                     7.0%
                                                                             =====                    =====


REVENUES

     Revenues increased 107.8%, from $19.5 million for the three months ended July 26, 1997 to $40.6 million for the three months ended July 25, 1998. This increase was primarily due to the inclusion of the revenues from the eight companies acquired in business combinations accounted for under the purchase method from June 1997 through May 1998.

GROSS PROFIT

     Gross profit increased 101.7%, from $8.6 million, or 44.2% of revenues, for the three months ended July 26, 1997 to $17.4 million, or 42.9% of revenues for the three months ended July 25, 1998. The decrease in gross profit as a percentage of revenues was due primarily to airlines reducing base commissions on tickets to approximately 8% of the ticket price. This reduction became effective in October 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased 105.7%, from $5.9 million, or 30.0% of revenues, for the three months ended July 26, 1997 to $12.1 million, or 29.7% of revenues, for the three months ended July 25, 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading of the fixed general and administrative expenses over a larger revenue base.

AMORTIZATION EXPENSE

  Amortization expense increased from $212,000, or 1.1% of revenues, for the three months ended July 26, 1997 to $712,000, or 1.8% of revenues for the three months ended July 25, 1998. This increase is due exclusively to the increase in the number of purchase acquisitions included in the results for the three months ended July 26, 1997 versus the three months ended July 25, 1998.

STRATEGIC RESTRUCTURING COSTS

  The Company incurred non-recurring strategic restructuring costs of $2.8 million during the three months ended July 25, 1998 as a result of U.S. Office Products Company's purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Distribution. This is recorded as a compensation charge and is a non-cash expense.

INTEREST EXPENSE

     Interest expense increased from $142,000 for the three months ended July 26, 1997 to $267,000 for the three months ended July 25, 1998, reflecting additional debt assumed in connection with the companies acquired from June 1997 through May 1998.

PROVISION FOR INCOME TAXES

        Provision for income taxes decreased from $1.2 million for the three months ended July 26, 1997 to $878,000 for the three months ended July 25, 1998, reflecting effective income tax rates of 46.0% and 54.5%, respectively. The high effective income tax rate for the three months ended July 25, 1998, compared to the federal statutory rate of 35.0%, was primarily due to the increase in nondeductible goodwill amortization resulting from the acquisitions of the eight companies from June 1997 through May 1998 and a lower pre-tax income as a result of the strategic restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

        At July 25, 1998, the Company had cash of $5.2 million and working capital of $9.1 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at July 25, 1998 was approximately $135.2 million. The Company's primary source of capital have been cash flow from operations, bank indebtedness and the sale of equity securities. Cash has been used primarily to finance acquisitions.

        During the three months ended July 25, 1998, net cash provided by operating activities was $5.0 million. Net cash used in investing activities was $21.3 million, including $20.4 million for the acquisition of two businesses and $922,000 in additions to property and equipment, such as computer equipment and office furniture. Net cash provided by financing activities was $13.3, consisting of $15.2 million raised in the Company's IPO, $19.9 million from indebtedness borrowings to finance acquisitions and $14.1 million and $6.9 million for repayments by the Company of advances from U.S. Office Products and a dividend in accordance with the terms of the Distribution, respectively.

        During the three months ended July 26, 1997, net cash used in operating activities was $754,000. Net cash used in investing activities was $353,000, including $352,000 for additions to property and equipment, such as computer equipment and office furniture offset by $705,000 of cash acquired with the purchase of two companies. Net cash provided by financing activities was $635,000, including advances to the Company of $604,000 from U.S. Office Products.

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

        In June 1998, the Company obtained a secured $60.0 million revolving credit facility from NationsBank, N.A. as Administrative Agent. The Company and NationsBank are in discussions to increase the facility to $100 million. The facility has been used to pay off approximately $16.4 million of U.S. Office Products' debt that was allocated to the Company in the Distribution. Proceeds from the Offering were then used to repay a portion of the approximately $16.4 million the Company borrowed under the credit facility. The credit facility will be available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. As of September 3, 1998, approximately $30.8 million of the credit facility was available for the Company's borrowing needs. NationsBanc Montgomery Securities LLC, one of the underwriters for the Offering and an affiliate of NationsBank, N.A., is the Arranger and Syndication Agent. The credit facility will terminate five years from the effective date of the credit facility. Interest on borrowings under the credit facility will accrue at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.00% and 2.00%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between 0% and .75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the credit facility will be secured by substantially all of the assets of the Company.

The credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

       The domestic and international travel industry is extremely seasonal. The results of the Company have fluctuated because of seasonal variations in the travel industry, especially the leisure travel segment. Net revenues and net income for the Company are generally higher in the second and third calendar quarters. The Company expects this seasonality to continue in the future. The Company's quarterly results of operations may also be subject to fluctuations as a result of fare wars by travel suppliers, changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Company's common stock, which in turn could limit the ability of the Company to make acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

       Reporting Comprehensive Income. In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard is not expected to have a material affect on the Company's financial position or results of operations.

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

YEAR 2000 ISSUES

       Navigant is addressing the Year 2000 issues relating to its financial accounting system by upgrading its financial accounting software to a program that is Year 2000 compliant. A formal internal task force has been assembled to ensure that a consistent review across all companies that comprise Navigant is performed. This upgrade is being done in conjunction with Navigant's shift towards an integrated system for all of its operating subsidiaries and, therefore, Navigant expects that the upgrade to Year 2000 compliant software will not result in any material capital expenditure above and beyond that which would have been incurred to integrate the Company's systems. Navigant expects the new system to be in place Company-wide by the end of its 1999 fiscal year. Other significant software used in the Company's operations, such as its computerized reservation system, is provided by third-party vendors, who have represented that their software will be Year 2000 compliant.

The Company may be vulnerable to other companies' Year 2000 issues, including airlines, significant software vendors and customers. The Company intends to solicit written confirmation from each such company with respect to such company's Year 2000 compliance program and status. The Company rely on estimates of these companies on their own Year 2000 issues. There can be no assurances that such other companies will achieve Year 2000 compliance or that the conversion by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of any of these companies to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

       Not applicable.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------


          As of July 25, 1998, there is no material litigation outstanding.


     ITEM 2.  CHANGES IN SECURITIES.
     -------------------------------

          Not applicable.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     -----------------------------------------

          Not applicable.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
     ---------------------------------------------------------------

          Not applicable.


     ITEM 5.  OTHER INFORMATION.
     ---------------------------

          Not applicable.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

               EXHIBIT
               NUMBER    DESCRIPTION
               ------    -----------

               2.1 Interest Purchase Agreement dated July 24, 1998 by and among Navigant International, Inc., Professional Travel Corporation, Atlas Travel Services, Ltd., Ariel Leibovitz, Doreen N. Leibovitz and Gary Pearce.

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated August 11, 1998, covering the acquisition by the Company of Arrington Travel Center, Inc. on July 28, 1998.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Date:  September 8, 1998.


                                NAVIGANT INTERNATIONAL, INC.
                                A DELAWARE CORPORATION


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