Form 10-Q
period 1998-10-24
NAVIGANT INTERNATIONAL INC
filed 1998-12-08
CIK 1055455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 24, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                       Commission file number 000-24387


                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                               52-2080967
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   84 INVERNESS CIRCLE EAST
     ENGLEWOOD, COLORADO                                            80112
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number:  (303) 706-0800
                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes      X     No
                                                -------     -------

          As of December 1, 1998, the Registrant had outstanding 12,963,281 shares of its common stock, par value $0.001 per share.

                               INDEX TO FORM 10-Q
                               ------------------


PART I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheet
                 October 24, 1998 (Unaudited) and April 25, 1998..................         3

                Consolidated Statement of Income (Unaudited)
                  Three and Six Months Ended October 24, 1998 and October 25, 1997         4

                Consolidated Statement of Cash Flows (Unaudited)
                  Six Months Ended October 24, 1998 and October 25, 1997..........         5

                Notes to Consolidated Financial Statements........................       6-7

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................      8-15

     Item 3.    Quantitative and Qualitative Disclosures
                  about Market Risks..............................................        15

PART II.        OTHER INFORMATION:

     Item 1.    Legal Proceedings.................................................        16
     Item 2.    Changes in Securities.............................................        16
     Item 3.    Defaults Upon Senior Securities...................................        16
     Item 4.    Submission of Matters to a Vote of Security Holders...............        16
     Item 5.    Other Information.................................................        16
     Item 6.    Exhibits and Reports on Form 8-K..................................        17

                SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  October 24, 1998         April 25, 1998
                                                                               -----------------------  --------------------
                                   ASSETS                                            (Unaudited)
Current assets:
   Cash and cash equivalents.................................................                $  1,827              $  8,217
   Accounts receivable, less allowance for doubtful accounts of $523 and
    $377, respectively.......................................................                  28,986                21,286

   Prepaid expenses and other current assets.................................                   2,187                 2,207
   Deferred income taxes.....................................................                     418
   Short-term receivable from U.S. Office Products...........................                                           592
                                                                                             --------              --------
       Total current assets..................................................                  33,418                32,302

Property and equipment, net..................................................                  20,693                18,358
Intangible assets, net.......................................................                 136,849                87,240
Other assets.................................................................                   1,764                   852
                                                                                             --------              --------
       Total assets..........................................................                $192,724              $138,752
                                                                                             ========              ========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term debt...........................................................                $  1,111              $    494
   Accounts payable..........................................................                   3,568                 4,805
   Accrued compensation......................................................                   6,690                 3,413
   Accrued taxes.............................................................                   1,807
   Other accrued liabilities.................................................                  12,494                11,710
                                                                                             --------              --------
       Total current liabilities.............................................                  25,670                20,422

Long-term debt...............................................................                  47,411                 2,430
Long-term payable to U.S. Office Products....................................                                        12,668
Deferred income taxes........................................................                     117                    74
Other long-term liabilities..................................................                   3,097                 1,119
                                                                                             --------              --------
       Total liabilities.....................................................                  76,295                36,713

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     12,978,281 issued and outstanding.......................................                      13
   Additional paid-in-capital................................................                 111,843
   Divisional equity.........................................................                                        95,595
   Cumulative translation adjustment.........................................                     (82)                  (96)
   Retained earnings.........................................................                   4,655                 6,540
                                                                                             --------              --------
       Total stockholders' equity............................................                 116,429               102,039
                                                                                             --------              --------
       Total liabilities and stockholders' equity............................                $192,724              $138,752
                                                                                             ========              ========


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                 For the Three Months Ended                   For the Six Months Ended
                                           October 24, 1998      October 25, 1997      October 24, 1998      October 25, 1997
                                         --------------------  --------------------  --------------------  --------------------
                                             (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

Revenues...............................              $48,752               $27,026               $89,330               $46,556
Operating expenses.....................               27,806                15,321                50,961                26,214
                                                     -------               -------               -------               -------
     Gross profit......................               20,946                11,705                38,369                20,342

General and administrative expenses....               14,443                 9,129                26,497                14,989
Amortization expense                                     963                   438                 1,675                   650
Strategic restructuring costs..........                                                            2,826
                                                     -------               -------               -------               -------
     Operating income..................                5,540                 2,138                 7,371                 4,703

Other (income) expenses:
  Interest expense.....................                  814                    58                 1,081                   200
  Interest income......................                   (6)                 (116)                  (75)                 (209)
  Other................................                   32                   (38)                   54                   (38)
                                                     -------               -------               -------               -------
Income before provision for income
 taxes.................................                4,700                 2,234                 6,311                 4,750
Provision for income taxes.............                2,079                 1,027                 2,957                 2,185
                                                     -------               -------               -------               -------
Net income.............................              $ 2,621               $ 1,207               $ 3,354               $ 2,565
                                                     =======               =======               =======               =======

Other comprehensive income:
Foreign currency translation adjustment                   77                                         (14)
                                                     -------               -------               -------               -------
Comprehensive income                                 $ 2,698               $ 1,207               $ 3,340               $ 2,565
                                                     =======               =======               =======               =======

Weighted average number of common
 shares outstanding:
  Basic................................               12,978                11,040                13,081                10,836
  Diluted..............................               12,985                11,333                13,125                11,074

Net income per share:..................
  Basic................................                $0.20                 $0.11                 $0.26                 $0.24
  Diluted..............................                $0.20                 $0.11                 $0.26                 $0.23


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   For the Six Months Ended
                                                                             October 24,               October 25,
                                                                                 1998                     1997
                                                                             -----------               -----------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                  $  3,354                  $ 2,565
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization expense....................                     3,607                    1,610
   Non-cash portion of strategic restructuring costs........                     2,677
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
     Accounts receivable....................................                    (1,019)                  (4,241)
     Prepaid expenses and other current assets..............                       806                      464
     Accounts payable.......................................                    (2,248)                    (123)
     Accrued liabilities....................................                      (340)                  (1,250)
     Other liabilities......................................                       531                     (502)
                                                                              --------                  -------
       Net cash provided by (used in) operating activities..                     7,368                   (1,477)
                                                                              --------                  -------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                    (2,762)                    (990)
  Cash paid in acquisitions, net of cash received...........                   (51,082)                   1,255
                                                                              --------                  -------
       Net cash provided by (used in) investing activities                     (53,844)                     265
                                                                              --------                  -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................                    54,690                       55
  Payments of long-term debt................................                    (9,625)                  (1,269)
  Payment of debt issue costs...............................                      (570)
  Payment of dividend to U.S. Office Products Company.......                    (6,889)
  Proceeds from issuance of common stock....................                    15,240
  Net advances from (payments to) U.S. Office Products
   Company..................................................                   (12,760)                     (34)
                                                                              --------                  -------
       Net cash provided by (used in) financing activities..                    40,086                   (1,248)
                                                                              --------                  -------

Net increase (decrease) in cash and cash equivalents........                    (6,390)                  (2,460)
Cash and cash equivalents at beginning of period............                     8,217                    6,952
                                                                              --------                  -------
Cash and cash equivalents at end of period..................                  $  1,827                  $ 4,492
                                                                              ========                  =======

Supplemental disclosures of cash flow information:
  Interest paid.............................................                  $    756                  $   200
  Income taxes paid.........................................                  $    516                  $    17


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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 24, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended October 24, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     The consolidated financial statements for the period prior to the Distribution reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

     U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company.


NOTE 3--BUSINESS COMBINATIONS

     In the six months ended October 24, 1998, the Company made five acquisitions under the purchase method for an aggregate purchase price of $51,082 in cash. Additionally, the Company completed an acquisition on November 13, 1998 and an another acquisition on November 16, 1998. Both of these acquisitions will be accounted for under the purchase method for an aggregate purchase price of $9,980 in cash. The total assets related to these seven acquisitions were $71,902 including intangible assets of $60,086. The results of these acquisitions have been or will be included in the Company's results from their respective dates of acquisition.

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

     The following presents the unaudited pro forma results of operations of the Company for the three and six months ended October 24, 1998 and October 25, 1997 and includes the results of the companies acquired as if all such purchase acquisitions had been made at the beginning of each period presented, including the two acquisitions subsequent to October 24, 1998. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets acquired, adjustments in executive compensation of $900 and $587 for the three months ended October 24, 1998 and October 25, 1997, respectively, and $1,356 and $30 for the six months ended October 24, 1998 and October 25, 1997, respectively, and the inclusion of a federal income tax provision on all earnings:

                                               For the Three Months Ended             For the Six Months Ended
                                          ------------------------------------  ------------------------------------
                                          October 24, 1998   October 25, 1997   October 24, 1998   October 25, 1997
                                          -----------------  -----------------  -----------------  -----------------
                                                      (Unaudited)                           (Unaudited)

Revenues................................            $52,820            $53,843           $107,217           $108,819
Net income..............................            $ 2,929            $ 2,806           $  6,350           $  6,014
Net income per share  basic.............            $  0.23            $  0.22           $   0.49           $   0.46
Net income per share  diluted...........            $  0.23            $  0.22           $   0.49           $   0.46

          The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each fiscal period or the results which may occur in the future.

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

INTRODUCTION

          Navigant, which combines sixteen regional corporate travel agencies, provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

          The Company generates revenues principally from (i) base and incentive override commissions on air travel tickets, (ii) fees for services rendered to customers and (iii) commissions on hotel reservations and car rentals. Air travel ticketing generates the largest portion of the Company's revenues. In the three months ended October 24, 1998 and October 25, 1997, air travel commissions, including both base commissions and incentive override commissions, accounted for approximately 69.2% and 72.4% respectively, of the Company's revenues. In the six months ended October 24, 1998 and October 25, 1997, air travel commissions, including both base commissions and incentive override commissions, accounted for approximately 68.1% and 72.6% respectively, of the Company's revenues.

          The methods by which airlines compensate travel agents have changed considerably in recent years and continue to be in flux. Historically, airlines paid a percentage commission on ticket price for each domestic and international air travel ticket issued by a travel agent. Subsequent to 1995, most major United States airlines imposed commission caps of $25 on domestic one-way air travel and $50 on domestic round-trip tickets. In October 1997, the airlines reduced base commissions on tickets to approximately 8% of the ticket price. In November 1998, most major airlines imposed commission caps of $50 on international one-way air travel and $100 on international round-trip tickets. The reduction of base commissions may reduce the Company's gross revenue and gross margin below historical levels, subject to the Company's successful implementation of additional transaction fees as discussed below.

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

          After the airlines instituted the commission cap in 1995 and reduced base commissions in October 1997, travel agencies, including the Company, began charging transaction fees for some services to non-contract customers. The Company typically charges between $10 and $15 per ticket for tickets issued to customers that do not have a management contract with the Company. Following the international commission cap in November 1998, it is expected that the per ticket charge will be increased.

          The remainder of Navigant's revenues derive largely from commissions on hotel reservations and car rentals. In accordance with industry practice, the Company receives a commission equal to approximately 10% of the hotel rate for each hotel reservation and 5% of the base rental car rate for each rental car reservation that it makes. Some of the Company's customers negotiate special hotel rates that do not produce commissions. In the three months ended October 24, 1998 and October 25, 1997, hotel and rental car commissions accounted for approximately 12.8% and 11.5% respectively, of Navigant's revenues. In the six months ended October 24, 1998 and October 25, 1997, hotel and rental car commissions accounted for approximately 13.0% and 11.6% respectively, of Navigant's revenues.

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

RESULTS OF OPERATIONS

          The following table sets forth various items as a percentage of revenues for the three months and six months ended October 24, 1998 and October 25, 1997.


                                                       For the Three Months Ended            For the Six Months Ended
                                                   -----------------------------------  -----------------------------------
                                                      October 24,       October 25,        October 24,        October 25,
                                                         1998               1997              1998               1997
                                                   -----------------  ----------------  -----------------  ----------------

Revenues.........................................             100.0%            100.0%             100.0%            100.0%
Operating Expenses...............................              57.0              56.7               57.0              56.3
                                                              -----             -----              -----             -----
  Gross profit...................................              43.0              43.3               43.0              43.7
General and administrative expenses..............              29.6              33.8               29.7              32.2
Amortization expense.............................               2.0               1.6                1.9               1.4
Non-recurring costs..............................                                                    3.2
                                                              -----             -----              -----             -----
  Operating income...............................              11.4               7.9                8.2              10.1
Interest expense, net............................               1.7              (0.3)               1.2              (0.1)
Other (income) expense...........................
                                                              -----             -----              -----             -----
Income before provision for income taxes.........               9.7               8.3                7.0              10.2
Provision for income taxes.......................               4.3               3.8                3.2               4.7
                                                              -----             -----              -----             -----
Net income.......................................               5.4%              4.5%               3.8%              5.5%
                                                              =====             =====              =====             =====

REVENUES

     Revenues increased 80.4%, from $27.0 million for the three months ended October 25, 1997 to $48.8 million for the three months ended October 24, 1998. This increase was primarily due to the inclusion of the revenues from the ten companies acquired in business combinations accounted for under the purchase method subsequent to July 1997.

     Revenues increased 91.9%, from $46.6 million for the six months ended October 25, 1997 to $89.3 million for the six months ended October 24, 1998. This increase was primarily due to the inclusion of the revenues from the twelve companies acquired in business combinations accounted for under the purchase method from June 1997 through October 1998.

GROSS PROFIT

     Gross profit increased 78.9%, from $11.7 million, or 43.3% of revenues, for the three months ended October 25, 1997 to $20.9 million, or 43.0% of revenues for the three months ended October 24, 1998. The decrease in gross profit as a percentage of revenues was due primarily to airlines reducing base commissions on tickets to approximately 8% of the ticket price. This reduction became effective in October 1997.

     Gross profit increased 88.6%, from $20.3 million, or 43.7% of revenues, for the six months ended October 25, 1997 to $38.4 million, or 43.0% of revenues for the six months ended October 24, 1998. The decrease in gross profit as a percentage of revenues was due primarily to airlines reducing base commissions on tickets to approximately 8% of the ticket price as noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased 58.2%, from $9.1 million, or 33.8% of revenues, for the three months ended October 25, 1997 to $14.4 million, or 29.6% of revenues, for the three months ended October 24, 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading of the fixed general and administrative expenses over a larger revenue base.

     General and administrative expenses increased 76.8%, from $15.0 million, or 32.2% of revenues, for the six months ended October 25, 1997 to $26.5 million, or 29.7% of revenues, for the three months ended October 24, 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading of the fixed general and administrative expenses over a larger revenue base.

AMORTIZATION EXPENSE

     Amortization expense increased from $438,000, or 1.6% of revenues, for the three months ended October 25, 1997 to $963,000, or 2.0% of revenues for the three months ended October 24, 1998. This increase is due exclusively to the increase in the number of purchase acquisitions included in the results for the three months ended October 25, 1997 versus the three months ended October 24, 1998.

     Amortization expense increased from $650,000, or 1.4% of revenues, for the six months ended October 25, 1997 to $1,675,000, or 1.9% of revenues for the six months ended October 24, 1998. This increase is due exclusively to the increase in the number of purchase acquisitions included in the results for the six months ended October 25, 1997 versus the six months ended October 24, 1998.

STRATEGIC RESTRUCTURING COSTS

     The Company incurred non-recurring strategic restructuring costs of $2.8 million during the six months ended October 24, 1998 as a result of U.S. Office Products Company's purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Distribution in June 1998. This is recorded as a compensation charge and is a non-cash expense.

INTEREST EXPENSE, NET

     Interest expense, net increased from $(58,000) for the three months ended October 25, 1997 to $808,000 for the three months ended October 24, 1998, reflecting additional debt issued to fund the acquisition of the companies
acquired from May 1998 through October 1998.   Prior to May 1998, all
acquisitions were financed with the issuance of common stock.

     Interest expense, net increased from $(9,000) for the six months ended October 25, 1997 to $1,006,000 for the six months ended October 24, 1998, reflecting additional debt issued to fund the acquisition of the companies acquired from May 1998 through October 1998.

PROVISION FOR INCOME TAXES

     Provision for income taxes increased from $1.0 million for the three months ended October 25, 1997 to $2.1 million for the three months ended October 24, 1998, reflecting effective income tax rates of 46.0% and 44.2%, respectively.

     Provision for income taxes increased from $2.2 million for the six months ended October 25, 1997 to $3.0 million for the six months ended October 24, 1998, reflecting effective income tax rates of 46.0% and 46.9%, respectively.

     The high effective income tax rate, compared to the federal statutory rate of 35.0%, was primarily due to the nondeductible goodwill amortization resulting from the acquisitions of the eight companies from June 1997 through May 1998. The fluctuation in the effective tax rate is dependent upon the pre-tax income in relation to the nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At October 24, 1998, the Company had cash of $1.8 million and working capital of $8.7 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at October 24, 1998 was approximately $163.8 million. The Company's primary sources of capital have been cash flow from operations, bank indebtedness and the sale of equity securities. Cash has been used primarily to finance acquisitions.

     During the six months ended October 24, 1998, net cash provided by operating activities was $7.4 million. Net cash used in investing activities was $53.8 million, including $51.1 million for the acquisition of five businesses and $2.8 million in additions to property and equipment, such as computer equipment and office furniture. Net cash provided by financing activities was $40.0 million, consisting of $15.2 million raised in the Company's IPO, $54.7 million from indebtedness borrowings to finance acquisitions, offset by $12.8 million and $9.6 million for repayments by the Company of advances from U.S. Office Products and indebtedness and $6.9 million for a dividend in accordance with the terms of the Distribution Agreement, respectively.

     During the six months ended October 25, 1997, net cash used in operating activities was $1.5 million. Net cash provided by investing activities was $265,000, including $990,000 for additions to property and equipment, such as computer equipment and office furniture offset by $1.3 million of cash acquired with the purchase of six companies. Net cash used in financing activities was $1.2 million, consisting of $1.3 million for repayments by the Company of indebtedness.

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

     In June 1998, the Company obtained a secured $60.0 million revolving credit facility from NationsBank, N.A. as Administrative Agent. The facility has been used to pay off approximately $16.4 million of U.S. Office Products' debt that was allocated to the Company in the Distribution. Proceeds from the Offering were then used to repay a portion of the approximately $16.4 million the Company borrowed under the credit facility. The credit facility will be available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. As of December 1, 1998, approximately $8.0 million of the credit facility was available for the Company's borrowing needs. NationsBanc Montgomery Securities LLC, one of the underwriters for the Offering and an affiliate of NationsBank, N.A., is the Arranger and Syndication Agent. The credit facility will terminate five years from the effective date of the credit facility. Interest on borrowings under the credit facility will accrue at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.00% and 2.00%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between 0% and .75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the credit facility will be secured by substantially all of the assets of the Company. The credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Reporting Comprehensive Income. In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard does not have a material affect on the Company's financial position or results of operations.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS 131 at the end of fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

YEAR 2000 ISSUES

     The Company has implemented a program to attempt to assess, remediate, and mitigate the potential impact of problems associated with the Year 2000 throughout the Company. A "Year 2000 Problem" is one where systems either fail to operate as expected or cease to be operational because date dependent functions improperly interpret dates after December 31, 1999.

     As part of the Company's program, the Company has assigned staff, including staff at each operating company, to identify hardware, software, and other systems which may be affected by the Year 2000 Problem. The staff has also been instructed to determine, and monitor, the progress made by the

Company's material vendors in remediating and mitigating their Year 2000 Problems. The staff provides periodic reports to senior management, who advise the Board of Directors.

     The Company has reviewed its primary software systems, including its various computer reservation systems, mid-office systems, and back-office systems, and has determined which systems are and are not adversely affected by the Year 2000 Problem. Software in these systems which are adversely impacted by the Year 2000 Problem have been, or are scheduled to be, replaced with compliant systems. In some cases, such as with computer reservation systems, the Company must rely on the efforts and ability of its vendors to replace non-compliant software systems. The computer reservation system vendors, however, have repeatedly given public assurances that their systems will be compliant and will be fully installed prior to February, 1999. The Company is also converting its operating companies to back-office accounting software which is warranted as Year 2000 compliant. Conversion of operating companies whose current back-office accounting software will be adversely affected by the Year 2000 Problem is expected to be complete by April 30, 1999. The Company has also identified Year 2000 compliant mid-office software systems which can be used by its operating companies to replace non-compliant systems.

     The Company has also reviewed its material computer hardware systems, and has determined which systems are and are not adversely affected by the Year 2000 Problem. Systems associated with the Company's computer reservation systems and back-office accounting systems which are adversely affected by the Year 2000 Problem have been, or will be, replaced in conjunction with the replacement of the appropriate software systems.

     The Company is in the process of identifying other non-information technology systems, including telephone, HVAC, mechanical, and security systems, which may be adversely affected by the Year 2000 Problem. The Company plans to have this process compete by February 1999, and systems that are discovered to be adversely impacted will be replaced or repaired as necessary.

     In addition, the Company and its individual operating companies are in the process of requesting information from their other major vendors concerning these vendors' Year 2000 readiness. The Company has requested that it receive this information by January 1999. The Company, however, cannot control this process, but must rely on the cooperation of the vendors involved.

     To date, the Company has not incurred material costs of remediation, and it does not expect to incur material costs in the future. The costs of replacing some systems are being borne by the vendors, while other costs are within the Company's normal and expected capital expenditure budget. Some elements of the Company's Year 2000 plan, such as the consolidation of the back-office accounting systems, are being undertaken for business reasons apart from the Year 2000 concerns, and any Year 2000 benefit is an incidental bonus. The Company believes its total incremental costs related to the Year 2000 problem remediation will be less than $250,000.

     If the Company's efforts to remediate its Year 2000 problems, or if any of the Company's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, the Company's ability to make travel reservations for its customers could be jeopardized, and could, therefore, cause a decrease in the Company's revenues. The Company is in the process of developing contingency plans to address these situations. The Company plans to finalize its contingency plans by June 1999.

     This section contains historical information, as well as forward looking statements withing the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding the Company's expectations with respect to the Company's plans and objectives for assessment and remediation of Year 2000 Problems. In addition, one can generally identify forward looking statements by the use of terms such as "may," "will,"

"expect," and "believe," as well as the nagatives thereof, variations thereon, or similar terminology. The Company bases such statements upon management's current expectations. Forward looking statements are subject to or may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in forward looking statements. Moreover, the Company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program are subject to change.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

 Not applicable.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------

         The Company and its operating subsidiaries are involved in various legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition, and results of operations.

         Jonathan Ledecky and U.S. Office Products Company ("USOP") have been named as defendants in several law suits, which allege that Mr. Ledecky and USOP violated various provisions of the securities laws of the United States. The plaintiffs generally claim that Mr. Ledecky, on behalf of USOP, made a series of materially false and misleading statements in connection with USOP's tender offer and the related restructuring. (As part of that restructuring, the Company was created and its shares distributed from USOP to USOP's shareholders.) Neither the Company nor any of its executive officers have been named as defendants in these suits.
     Mr. Ledecky, however, is a member of the Board of Directors of the Company.

         As part of the restructuring, the Company, USOP, and the other distributed companies, Aztec Technology Partners, Inc., School Specialty, Inc., and Workflow Management, Inc., entered into an Agreement and Plan of Distribution dated as of June 9, 1998 (the "Distribution Agreement"). In the Distribution Agreement, the Company (and the other distributed companies) agreed to indemnify USOP for certain liabilities, which could include claims such as those made against USOP in the lawsuits described above. If USOP were entitled to indemnification under the Distribution Agreement, the Company's indemnification obligation, however, would be limited to 5.2% of USOP's indemnifiable loss, up to a maximum of $1.75 million.

         The validity and the amount of the claims made in the lawsuits is uncertain. USOP and Mr. Ledecky are expected to defend the suits vigorously. Moreover, the Company has not received any claim, notice, or demand from USOP for indemnification related to the lawsuits under the Distribution Agreement. Consequently, the amount of the Company's indemnification obligation to USOP, if any, is likewise uncertain.


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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

     (a)       Exhibits

               Not applicable.

     (b)       Reports on Form 8-K

               The Company filed a report on Form 8-K that was subsequently amended by a Form 8-K/A dated October 9, 1998, covering the acquisition by the Company of Arrington Travel Center, Inc. on July 28, 1998.

               The Company filed a report on Form 8-K dated September 30, 1998, covering the acquisition by the Company of World Express Travel, Inc. on September 17, 1998.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  December 8, 1998.


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