Form 10-K
period 1998-12-28
NAVIGANT INTERNATIONAL INC
filed 1999-04-26
CIK 1055455

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


             For the fiscal year ended           December 27, 1998
                                                 -----------------

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from                        to


           Commission file number

                         NAVIGANT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                52-2080967
 ---------------------------------------  ------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)
        84 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                            80112
 ---------------------------------------  ------------------------------------
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

                    Common Stock, $.001 par value per share
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Registrant's voting stock held as of March 16, 1999 by non-affiliates of the Registrant was $72,751,000. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 12,373,000 shares of voting stock are held by non-affiliates. As of March 16, 1999, the Registrant had 12,911,000 shares of its common stock outstanding.

                          FORWARD-LOOKING STATEMENTS

  Statements contained in this Annual Report on Form 10-K ("Annual Report") of Navigant International, Inc. ("Navigant," or the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Items 1. and 2., "Business and Properties," Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel services industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel management companies by corporate clients, the use of co-branding involving the Company's subsidiaries, the Company's Year 2000 compliance, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost reduction measures and fluctuations in the Company's quarterly results of operations.

  Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel services industry, changes in laws or regulations concerning the travel services industry, trends in the travel services industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitiations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest methods to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, the Company's Year 2000 compliance, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                         NAVIGANT INTERNATIONAL, INC.

                               ANNUAL REPORT ON

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 27, 1998

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

GENERAL

  Navigant is one of the five largest corporate travel management companies in the United States. Navigant differentiates itself from its largest competitors by primarily focusing on middle market clients, which Navigant defines as businesses that spend between $500,000 and $50 million annually on travel related expenses. Navigant manages all aspects of its clients' travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. Navigant believes that by providing high quality service and by entering into management contracts, which may have terms of up to five years, Navigant is able to maintain a significant proportion of its clients from year to year. On December 27, 1998, Navigant had 142 regional and branch offices and 293 on-site locations.

  Effective for the December 27, 1998 reporting period, Navigant changed its fiscal year from a fiscal year ending on the last Saturday in April to a fiscal year ending on the last Sunday in December. Navigant's financial statements in this Annual Report have been restated from its previously reported results to conform to this change.

  With its technology and experienced personnel, Navigant creates, implements and manages corporate travel policies, helping its clients cut travel costs. Navigant provides its clients with extensive data about individual, departmental and company travel activity and patterns to help identify potential cost savings. Navigant also provides comprehensive accounting systems that track and reconcile travel expenses, process and classify billing information and provide management reports, all of which can be tailored to meet a client's particular needs.

  Navigant's proprietary AQUA(TM) quality control software products are among the industry leaders. AQUA's FareBusterTM cost avoidance system checks each travel record for a lower airline fare or hotel rate and continuously checks wait-list flights and flight inventories for discount fares that become available prior to travel. AQUA's Trip Auditor(TM) system repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent flier upgrade opportunities.

  The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant currently provides reservation and ticketing services, as well as quality control and cost reduction systems, to its corporate clients through its 15 regionally tailored and separately branded Web sites as well as through their Intranets. Navigant is in the process of combining features of its Web sites on its common Web site, navigant.com. Navigant also plans to deliver its other travel management products, including its travel accounting and management reporting services, through the Internet and its clients' Intranets, allowing its clients to take advantage of its existing services more quickly and efficiently. Through its existing Internet and client Intranet presence, Navigant is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients and to provide reservation and ticketing, as well as its quality control and cost reduction services, to other leisure consumers. Navigant already serves as the sole provider of ticketing services for a third-party Web site, TRIP.com, which targets small business and professional travelers.

  Navigant believes that at least 65% of its total transactions are currently generated from clients under management contracts or service fee arrangements. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically is entitled to receive a pre-negotiated management fee and to be reimbursed for its direct operating expenses and indirect overhead costs.

  In the late 1970's, Edward S. Adams, Navigant's President and Chief Executive Officer, started a travel management company in Denver, Colorado focused on managing corporate travel. In 1983, Mr. Adams formed Professional Travel Corporation by merging his company with three of the largest corporate travel management companies in Colorado. By 1995, Professional Travel Corporation had become one of the 20 largest travel management companies in the United States.

  In 1997, U.S. Office Products purchased Professional Travel Corporation and Mr. Adams became the president of U.S. Office Products' Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products' ownership, the current management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographic scale and client-base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of Navigant's common stock to the stockholders of U.S. Office Products (the "Travel Distribution"). Additionally, Navigant completed an initial public offering of 2,000,000 shares of Navigant common stock simultaneously with the Travel Distribution (the "Stock Offering"). The Travel Distribution was part of a restructuring plan, in which U.S. Office Products spun off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, Navigant acquired seven more regional corporate travel management companies. Navigant currently owns the following regional corporate travel management companies:

                                                                         Date
Name                                              Headquarters          Founded
----                                       --------------------------- ---------
Akra Travel..............................  Jacksonville, Florida       1985
Arrington Travel Center..................  Chicago, Illinois           1969
Associated Travel........................  Santa Ana, California       1961
Atlas Travel (1).........................  Houston, Texas              1958
Atlas Travel.............................  Vancouver, British Columbia 1961
Bowers Worldwide Travel..................  Phoenix, Arizona            1978
Simmons Associates
 (doing business as Cal Simmons Travel)..  Alexandria, Virginia        1976
Chartrek International...................  Norwalk, Connecticut        1978
Evans Travel.............................  New Orleans, Louisiana      1986
Jarvis Travel............................  Calgary, Canada             1971
McGregor Travel..........................  Stamford, Connecticut       1953
Mutual Travel............................  Seattle, Washington         1985
Omni Travel..............................  Cambridge, Massachusetts    1979
Professional Travel .....................  Englewood, Colorado         1983
Travel Arrangements Inc. and St. Pierre
 Enterprises, Inc.
 (doing business as SuperTravel) (1).....  Houston, Texas              1975/1985
Travel Consultants.......................  Grand Rapids, Michigan      1972
TravelCorp ..............................  Minneapolis, Minnesota      1974
Wareheim Travel Services
 (doing business as Travel Guide)........  Baltimore, Maryland         1951
World Express Travel.....................  Anchorage, Alaska           1984

--------
(1) On December 28, 1998, Travel Arrangements, Inc. and St. Pierre Enterprises, Inc., which had been doing business as "SuperTravel," and Atlas Travel Services, LLC, were all restructured into a common entity, Atlas Travel Services, L.P.

TRAVEL INDUSTRY

  Navigant believes the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector, and the managed corporate sector. Navigant competes in the managed corporate sector, which Navigant believes is made up of approximately 300 travel management companies. According to the Travel Industry Association of America and the United States Department of Commerce, Americans spent a total of $408.2 billion on domestic travel in 1997, of which Navigant believes a significant portion was for business travel.

  The corporate travel management industry evolved from the deregulation of the airline industry in 1978. The complex pricing strategies adopted by the airlines to maximize their yields and loads created an opportunity for travel management companies to assist mid-sized and large companies in managing their travel expenses. Over the years, the industry has progressed from merely delivering low-cost airline tickets to providing end-to-end support and service.

  Travel is among the largest controllable expenses for most companies. Businesses hire corporate travel management companies to reduce these expenses through management of the travel process. Corporate travel management companies can cut travel expenses for their clients in many ways, including creating travel policies that take advantage of savings opportunities inherent in complex airline pricing structures, negotiating favorable pricing directly with travel suppliers for the benefit of a particular client and passing on cost savings and price reductions negotiated for the benefit of all clients.

  The corporate travel management industry has changed significantly since 1995. Some of the major changes are:

  . Conversion to management contracts and service fee arrangements;

  . Reduction in commission rates from airlines;

  . Increasing industry reliance on technology; and

  . Expansion of services offered to clients.

  Navigant believes that a successful response to these changes requires significant technological and financial resources, and that larger corporate travel management companies therefore may have a competitive advantage. Accordingly, Navigant believes the business travel management industry is undergoing a period of consolidation and that significant growth opportunities exist. Navigant believes that large companies providing integrated systems from purchasing to payment will eventually dominate the industry.

  The industry's role and capacity as a distribution channel, and its relationship with both clients and suppliers, is also undergoing significant change as a result of the Internet and other technological innovations. Navigant believes these innovations offer opportunities for corporate travel management companies to increase the efficiency of their distribution capacities and enhance services provided to travelers and management.

BUSINESS STRATEGY

  The principal elements of Navigant's business strategy are to:

  . Generate internal growth through:

    . Local marketing focused on increasing its middle market client base. Navigant intends to expand its client base of middle market companies by capitalizing on the breadth of its services, size, geographic scope and financial resources while maintaining its local relationships and service. Navigant believes that its nationwide presence will attract middle market corporate clients that have locations in more than one geographic region;

    . Cross-selling. Navigant plans to market its incentive and group travel services to corporate clients, sell corporate travel management services to current incentive and group clients and market leisure travel to its clients' employees; and

    . Continuing to shift clients to management contracts and service fee arrangements. Navigant's shift toward a compensation structure based primarily on management contracts and service fee arrangements enables Navigant to share with clients the cost savings it achieves through operating efficiencies.

  . Use the Internet and client Intranets to attract new clients and increase efficiency. The Internet provides a dual opportunity: to attract new clients and to serve Navigant's existing clients more efficiently. By serving its corporate clients electronically, whether over the Internet or through their Intranets, Navigant can reduce transaction costs. In addition, the Internet and client Intranets should allow Navigant to more effectively market leisure travel services to employees of its existing corporate clients, small businesses and leisure consumers.

  . Leverage Navigant's size to decrease costs and increase revenues. As one of the five largest corporate travel management companies, Navigant negotiates favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected computer reservation systems vendors, hotel commission clearinghouses, rental car companies and airlines. Some of these agreements provide payments to Navigant of up-front fees or annual payments or cost savings by Navigant that management believes are significantly higher than amounts that would have been offered to any of its individual companies. In addition, Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunications, advertising, insurance, courier expenses and employee benefits. Navigant believes that it will achieve economies of scale through the integration of its back-office operations, technology development and information and management systems at its current operations, while freeing local management to focus on customer service. For instance, Navigant has begun implementing a single, company-wide information technology platform to service its accounting and reporting requirements. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative administrative functions, such as ARC processing, 24-hour toll-free number services and research and development. In addition, Navigant is consolidating regional locations and eliminating unnecessary facilities. During 1998 Navigant closed over 10 locations in various parts of the United States as part of this process.

  . Continue to acquire established, profitable and well-managed corporate travel management companies. Navigant believes that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. Navigant will seek to acquire companies that (i) have demonstrated growth and profitability, (ii) have desirable geographic locations, (iii) are run by successful, experienced entrepreneurs whom Navigant will generally endeavor to retain, (iv) predominantly serve the corporate market and (v) emphasize customer service. Navigant routinely reviews, and conducts investigations of, potential acquisitions of domestic and foreign travel management companies. When Navigant believes a favorable opportunity exists, Navigant seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by Navigant. At any given time, Navigant may be in discussions with one or more corporate travel management company owners. Navigant may also make other strategic investments in and acquisitions of travel-related businesses.

SERVICES

 Travel Management Services


  Navigant provides its clients with a wide range of travel management services in addition to reservation and ticketing, including:

  . Developing corporate travel policies;

  . Managing adherence to travel policies;

  . Designing information and management reporting systems;

  . Negotiating favorable pricing with travel suppliers; and

  . Planning and organizing incentive trips, corporate meetings and events.

  Navigant books travel reservations for its clients with a variety of travel suppliers, including airlines, hotels and rental car companies. Navigant uses three major computer reservation systems, SABRE, Galileo/Apollo and Worldspan, to book airline tickets, hotel reservations and rental car reservations. After making travel reservations for its clients, Navigant issues tickets, both paper and electronic, and provides its clients with detailed itineraries, which include confirmation numbers for hotel and car rental reservations.

  Navigant can assist its clients in developing travel policies that enable the client to manage its travel expenses. These policies can mandate the use of particular vendors, set parameters on the class of service used by travelers, require advance purchase of airline tickets and define the use of "frequent flier" program benefits. These policies may also have risk management features, such as limiting the number of officers and employees who may travel on the same flight.

  Navigant's management reports provide detailed and comprehensive information about its clients' travel expenses and patterns. These reports show savings achieved through the use of preferred vendors and adherence to travel policies, and analyze destinations, airline and hotel usage and rental car expenses. The information collected helps Navigant and the client negotiate discounts and pricing with vendors, and allows the client to monitor and enforce its travel policies.

  Navigant operates a 24-hour toll free telephone service to provide emergency assistance to travelers. Many other travel management companies use this service and Navigant believes it is regarded as one of the best 24-hour services in the travel industry.

  As a growing part of its business, Navigant provides both group meeting and incentive travel planning and booking services. For its group meeting clients, Navigant helps groups choose a site matching their specific needs and requirements. This includes selecting a site with sufficient size to handle the group and a site with appropriate amenities, including food service and nearby activities. For its incentive travel clients, Navigant plans trips the clients use to reward, or motivate, selected employees. Again, this includes selecting appropriate destinations and making all travel arrangements.

  In addition to corporate travel management, Navigant provides leisure travel services to individuals and groups as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate client base. In addition, Navigant actively advertises leisure travel in certain markets.

 Use of Technology

  Navigant embraces technology as a key to future success in the corporate travel management industry. Navigant's information technology can provide its clients' corporate travel managers with extensive data about individual, departmental and company travel activity and patterns. Navigant can use this information to consult with its corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, Navigant can provide its corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

  Navigant has developed a fully-automated quality assurance program, AQUA(TM), which features both a quality auditing system and a computerized cost avoidance system. AQUA's FareBuster(TM) cost avoidance system checks each record for a lower airline fare or hotel rate and continuously checks wait-list flights and flight inventories for discount fares that become available prior to travel. AQUA's Trip Auditor(TM) system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent-flier upgrade opportunities. AQUA(TM) also advises travel managers of employees who are not taking advantage of the lowest fare. Navigant intends to use AQUA(TM) throughout its offices.

  The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant serves its corporate clients through its 15 regionally tailored and separately branded Web sites as well as through their Intranets. Navigant is in the process of combining features of its Web sites on its common Web site, navigant.com. Through Navigant's existing Internet and client Intranet presence, it is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients and to provide reservation and ticketing as well as its quality control and cost reduction services to other leisure consumers. Navigant already serves as the sole provider of ticketing services for a third-party Web site, TRIP.com, which targets small business and professional travelers.

  Some of Navigant's Web sites allow clients to search for, review and make travel arrangements. Several of these sites have "booking engines," which allow Navigant's corporate clients to purchase airline tickets for business and leisure travel. Some of these Web sites also allow the general public to purchase airline tickets. In addition, some of these Web sites allow clients to request and review reports, and make inquiries regarding group and incentive travel arrangements. Navigant has recently developed an Internet system that allows its clients' travel managers and other executives to view their company's travel activities 24 hours a day using a password protected system. The user can view both pre-trip and post-trip information sorted at every level of corporate organization, from individual traveler to department, division or company.

 Distribution of Services

  Navigant provides corporate travel management services to its clients through several channels, including on-site offices, regional travel management offices and on-site satellite ticket printers ("STPs").

  As of December 27, 1998, Navigant had 293 on-site offices on client premises, where it provides customized trip planning, reservation and ticketing services to the employees of corporate clients. On-site operations are typically desirable for clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the client's travel manager to meet the client's travel needs, including the need for customized corporate travel information and negotiations with travel suppliers frequently used by the client.

  As of December 27, 1998, Navigant had 142 regional and branch offices. These offices are typically used by corporate clients with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

  As of December 27, 1998, Navigant also operated approximately 500 STPs at client locations across the country. Navigant uses these printers to distribute tickets instantly to clients' field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services.

Navigant believes that the advent of electronic ticketing will eventually eliminate the need for STPs and overnight delivery.

  Navigant offers reservation services to its clients through the Internet, e-mail and facsimile. These distribution methods offer clients the option of performing reservation services directly, while Navigant provides a supporting role. Navigant's role includes performing quality control on the reservation, travel policy compliance, assisting the traveler with the use of the reservation system and issuing and delivering tickets reserved by the client. Additionally, Navigant reports to management on matters such as pre- and post-travel activity, cost-saving opportunities and the development and assessment of the client's travel policy and negotiated rate opportunities.

MARKETING AND SALES

  Navigant's marketing continually targets both new and existing clients using its strong local relationships and local sales force. Navigant believes that its local management teams have a thorough understanding of their respective geographic markets and businesses and have developed strong relationships with their clients. Navigant's sales staff identifies potential clients in local markets, and develops opportunities to provide additional travel and management services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger and middle market companies have been centralized in purchasing departments, with travel managers or within the offices of chief financial officers. The selection of a corporate travel management company has also become more formal, with larger accounts soliciting bids through "requests for proposals." Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant currently has a sales and marketing force of approximately 70 individuals located throughout its organization.

  Navigant also uses co-branding to enhance its national identity, combining its name with the better known regional brand names.

COMPETITION

  The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of its competitors are larger and have greater brand-name recognition and financial resources than Navigant does. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers which give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

  Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer on-line services, have increased the ability of travel suppliers to distribute their travel products and some limited services directly to consumers. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information that is available to Navigant. An Internet-based travel service may, however, provide such access in the future.

  Navigant believes that it competes for clients based upon service, price and specialized knowledge. Navigant believes that it is well-positioned to compete on these bases due to its combination of size and regional focus. Navigant uses its size to achieve operating efficiencies by implementing customized and industry-standard technologies and by consolidating administrative functions. Navigant's size also provides opportunities to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Navigant's regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which helps improve customer service and expand Navigant's client base.

MANAGEMENT INFORMATION SYSTEMS

  Navigant uses networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all Navigant offices and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with employees and each other throughout the business day. Navigant employs technicians to administer, install and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its clients. Navigant has begun implementing a single, company-wide information technology platform to service its accounting and reporting requirements.

YEAR 2000 ISSUES

  Navigant has implemented a program to attempt to assess, remediate and mitigate the potential impact of problems associated with the Year 2000 throughout Navigant. A "Year 2000 Problem" is one where systems either fail to operate as expected or cease to be operational because date dependent functions improperly interpret dates after December 31, 1999.

  As part of Navigant's program, Navigant has assigned staff, including staff at each subsidiary, to identify hardware, software, and other systems that may be affected by the Year 2000 Problem. The staff has also been instructed to determine and monitor the progress made by Navigant's material vendors in remediating and mitigating their Year 2000 Problems. The staff provides periodic reports to senior management, who advise Navigant's Board of Directors.

  Navigant has reviewed its primary software systems, including its various computer reservation systems, mid-office systems and back-office systems, and has determined which systems are and are not adversely affected by the Year 2000 Problem. Software in these systems which are adversely impacted by the Year 2000 Problem have been, or are scheduled to be, replaced with Year 2000 compliant software.

  In some cases, such as with computer reservation systems, Navigant must rely on the efforts and ability of its vendors to replace non-Year 2000 compliant software systems. The computer reservation system vendors, however, have repeatedly given public assurances that their systems are Year 2000 compliant. Navigant has received warranties from two of its major computer reservation system vendors assuring that their software and hardware will not have a Year 2000 Problem. Navigant is attempting to obtain the same warranty from its other computer reservation system vendors. On February 4, 1999, all computer reservation systems passed a significant test as they began booking reservations in the year 2000.

  Navigant is also converting its subsidiaries to back-office accounting software warranted as Year 2000 compliant. Conversion of subsidiaries whose current back-office accounting software will be adversely affected by the Year 2000 Problem is expected to be complete by May 31, 1999. Navigant has also identified Year 2000 compliant mid-office software systems that can be used by its subsidiaries to replace non-Year 2000 compliant systems.

  Navigant has also reviewed its material computer hardware systems, and has determined which systems are and are not adversely affected by the Year 2000 Problem. Systems associated with Navigant's computer reservation systems and back-office accounting systems which are adversely affected by the Year 2000 Problem have been, or will be, replaced in conjunction with the replacement of the appropriate software systems.

  Navigant is in the process of identifying other non-information technology systems, including telephone, HVAC, mechanical and security systems, which may be adversely affected by the Year 2000 Problem. Navigant plans to have this process complete by June 1999. Systems that are discovered to be adversely impacted will be replaced or repaired as necessary.


  In addition, Navigant and its individual subsidiaries are in the process of requesting information from their other major vendors concerning these vendors' Year 2000 readiness. Navigant has requested that it receive this information by April 1999. Navigant, however, cannot control this process, but must rely on the cooperation of the vendors involved.

  To date, Navigant has not incurred material costs of remediation, and it does not expect to incur material costs in the future. The costs of replacing some systems are being borne by the vendors, while other costs are within Navigant's normal and expected capital expenditure budget. Some elements of Navigant's Year 2000 plan, such as the consolidation of the back-office accounting systems, are being undertaken for business reasons apart from the Year 2000 concerns, and any Year 2000 benefit is an incidental bonus. Navigant believes its total incremental costs related to the Year 2000 Problem remediation will be less than $250,000.

  If Navigant's efforts to remediate its Year 2000 Problems are not successful, or if any of Navigant's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, Navigant's ability to make travel reservations for its clients could be jeopardized. If any such Year 2000 problems persist, they could cause a material decrease in Navigant's revenues. Navigant is in the process of developing contingency plans to address these situations. Navigant plans to finalize its contingency plans by June 1999 but these plans may not adequately address any unforseen circumstances. In addition, the companies that Navigant may acquire may have Year 2000 Problems that require remediation.

EMPLOYEES

  As of December 27, 1998, Navigant had approximately 2,800 full-time employees, none of whom is subject to collective bargaining agreements. Navigant believes that it enjoys good relations with its employees.

PROPERTIES

  As of December 27, 1998, Navigant operated at 142 regional and branch offices, three of which are owned and 139 of which are leased. The following are material properties:

                                           Approximate
                                             Square    Owned/
   Location                                  Footage   Leased     Expiration
   --------                                ----------- ------ ------------------
   Jacksonville, Florida..................    4,000    Leased June 30, 2006
   Chicago, Illinois......................   24,664    Leased July 21, 2001
   Santa Ana, California..................   25,439    Leased November 15, 2003
   Houston, Texas.........................   26,723    Leased April 30, 2001
   Vancouver, British Columbia............    6,684    Leased August 31, 2001
   Phoenix, Arizona.......................   14,615    Leased September 30, 2004
   Alexandria, Virginia...................    3,618    Leased December 13, 1998
   Norwalk, Connecticut...................    7,235    Leased June 30, 2004
   New Orleans, Louisiana.................    7,259    Leased September 30, 2003
   Calgary, Alberta.......................   10,277    Leased October 31, 2001
   Stamford, Connecticut..................   10,000     Owned N/A (1) (2)
   Seattle, Washington....................   17,500    Leased August 31, 2001
   Cambridge, Massachusetts...............   15,500    Leased December 31, 2001
   Englewood, Colorado....................   49,900     Owned N/A (3)
   Grand Rapids, Michigan.................   29,142     Owned N/A (2)
   Edina, Minnesota.......................   12,624    Leased May 31, 2003
   Baltimore, Maryland....................    4,469    Leased September 30, 2000
   Anchorage, Alaska......................    8,726    Leased February 29, 2000

--------
(1) The portions of the office building owned by Navigant and located at 112 Prospect Street, Stamford, Connecticut are subject to a mortgage securing payment of a Promissory Note payable to First County Bank, in the principal amount of $515,000.

(2) Navigant has negotiated a sale-leaseback transaction of its owned property in Stamford, Connecticut with DeFranco & Knight, LLC. Navigant expects to close this transaction by May 30, 1999. Douglas R. Knight, the former Chief Operating Officer of Navigant, is a member in this company. Navigant is also evaluating the possibility of entering into a sale-leaseback transaction with respect to its owned property in Grand Rapids, Michigan.
(3) The office building owned by Navigant and located at 84 Inverness Circle East, Englewood, Colorado is subject to first and second deeds of trust. The first deed of trust secures payment of a Promissory Note dated May 16, 1995 payable to U.S. Bank National Association, in the principal amount of $1,628,000. The second deed of trust secures payment of a Promissory Note dated June 20, 1995 payable to U.S. Bank National Association, in the principal amount of $211,000.

  Navigant believes that its properties are adequate to support its operations for the foreseeable future.

RECENT DEVELOPMENTS

  On January 27, 1999 the Board of Directors approved the change in fiscal year from a period ending on the last Saturday in April to a period ending on the last Sunday in December.

  In February 1999, Navigant reached an agreement to acquire a corporate travel management company based in the Northeast (the "Planned Acquisition"). The agreed purchase price is approximately $19.0 million (subject to adjustment), payable with a combination of cash and notes payable (in the form of stock or cash or both). The agreement is subject to the completion of due diligence and negotiation of definitive terms. In addition, both parties must receive certain approvals and consents before the transaction can be consummated. Navigant expects to complete this acquisition in the second quarter of 1999. The acquisition will be accounted for under the purchase method. Navigant expects to use its existing credit facility to fund this acquisition.

  On April 9, 1999, Douglas R. Knight announced his decision to relinquish his duties as Chief Operating Officer of the Company, although he continues to be employed by the Company. The Company is seeking a suitable replacement Chief Operating Officer.

EXECUTIVE OFFICES


  Navigant's principal executive offices are located at 84 Inverness Circle East, Englewood, Colorado 80112, and our telephone number is 303-706-0800.

ITEM 3. LEGAL PROCEEDINGS.


  Navigant has been named as a defendant in a lawsuit filed by the previous stockholders of two of Navigant's subsidiaries. The lawsuit also names Jonathan J. Ledecky, a member of Navigant's Board of Directors, and certain other executive officers of U.S. Office Products as defendants. The plaintiffs allege that Mr. Ledecky and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about U.S. Office Products' accounting methods, the value of U.S. Office Products' stock and U.S. Office Products' intent to spin-off its travel business in the Travel Distribution. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. Navigant has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from Navigant and have requested that Navigant be required to hold such assets in a constructive trust for the plaintiffs. Navigant's management intends to vigorously defend against this lawsuit.

  Mr. Ledecky and U.S. Office Products have also been named as defendants in at least 10 lawsuits which allege that Mr. Ledecky and U.S. Office Products violated various United States securities laws. The plaintiffs generally claim that Mr. Ledecky, on behalf of U.S. Office Products, made a series of materially false and misleading statements in connection with the distributions of the shares of Navigant and the other companies that were spun off by U.S. Office Products (the "Spin-Off Companies") and the related tender offer and restructuring. The validity and the amount of the claims made in the lawsuits is uncertain.

  In connection with the Travel Distribution, Navigant (and the other Spin-Off Companies) agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in these lawsuits. If U.S. Office Products were entitled to indemnification under this agreement, Navigant's indemnification obligation, however, would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

  Navigant and its subsidiaries are also involved in various other legal actions in the ordinary course of their business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "FLYR." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

                                                               HIGH   LOW
                                                               ----- -----
1998
Second Quarter (June 9, 1998 through June 27, 1998)            $8.63 $6.25
Third Quarter (June 28, 1998 through September 26, 1998)       $8.75 $5.38
Fourth Quarter (September 27, 1998 through December 27, 1998)  $7.13 $4.00

  At March 16, 1999, the last reported sale price of the Common Stock was $5.88 per share, and the number of holders of record of the Common Stock was approximately 3550.

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

  The Company's registration statement on Form S-1 (SEC File No. 333-46539) covering the Company's initial public offering (the "Offering") of 2,000,000 shares of Common Stock at $9.00 per share, was declared effective on June 9, 1998. Smith Barney Inc., NationsBanc Montgomery Securities LLC and Raymond James and Associates, Inc. acted as representatives for the underwriters. The gross proceeds to the Company in the Offering were $18,000,000 and the expenses incurred were as follows: (i) $1,260,000 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,740,000 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the Offering of approximately $15,000,000 to repay a portion of the $16,400,000 of indebtedness from NationsBank, N.A. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources") that was incurred at the time of the Travel Distribution to refinance intercompany indebtedness to U.S. Office Products.

  During the fiscal year ended December 27, 1998, the Company has issued and sold unregistered securities as set forth below:

     On February 13, 1998, 1,000 shares of Common Stock was issued to U.S. Office Products for the purchase price of $1,000 in reliance upon an exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.


  The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                                                   Fiscal Year Ended
                            ----------------------------------------------------------------
                            December 27, December 28, December 29, December 30, December 31,
                                1998         1997         1996         1995         1994
                            ------------ ------------ ------------ ------------ ------------
                                         (In thousands, except per share data)
Statement of Income Data
 (1):
Revenues..................    $171,368     $ 90,917     $54,749      $45,267      $34,569
Operating expenses........      99,734       52,517      29,060       25,836       19,692
                              --------     --------     -------      -------      -------
Gross profit..............      71,634       38,400      25,689       19,431       14,877
General and administrative
 expense..................      47,988       27,377      19,707       14,645       11,162
Depreciation and amortiza-
 tion expense.............       7,167        3,090       1,386          918          710
Non-recurring charges
 (2)......................       8,236        1,156
                              --------     --------     -------      -------      -------
Operating income..........       8,243        6,777       4,596        3,868        3,005
Interest expense..........       2,070          685         540          515          118
Interest income...........        (227)        (400)       (452)        (352)        (253)
Other, net................         (30)         (29)         60           42           48
                              --------     --------     -------      -------      -------
Income before provision
 for income
 taxes....................       6,430        6,521       4,448        3,663        3,092
Provision for income tax-
 es.......................       3,987        2,975         709          565           18
                              --------     --------     -------      -------      -------
Net income................    $  2,443     $  3,546     $ 3,739      $ 3,098      $ 3,074
                              ========     ========     =======      =======      =======
Net income per share:
  Basic...................    $   0.19     $   0.33     $  0.45      $  0.52      $  0.67
  Diluted.................    $   0.18     $   0.32     $  0.44      $  0.52      $  0.67
Weighted average number of
common shares outstanding:
  Basic...................      13,156       10,858       8,250        5,906        4,556
  Diluted.................      13,250       11,078       8,425        6,002        4,570
                            December 27, December 28, December 29, December 30, December 31,
                                1998         1997         1996         1995         1994
                            ------------ ------------ ------------ ------------ ------------
                                                      (unaudited)  (unaudited)  (unaudited)
                                                     (In thousands)
Balance Sheet Data (1):
Working capital...........    $  1,208     $ 12,379     $ 5,828      $ 4,288      $ 4,366
Total assets..............     206,848      137,861      25,967       25,258       14,602
Total debt................      62,463       16,806       5,655        8,160        3,455
Stockholders' equity......     114,125       99,644      13,569        9,187        7,736
                                                   Fiscal Year Ended
                            ----------------------------------------------------------------
                            December 27, December 28, December 29, December 30, December 31,
                                1998         1997         1996         1995         1994
                            ------------ ------------ ------------ ------------ ------------
                                         (In thousands, except per share data)
Other Data (1):
EBITDA (3)................    $ 15,410     $  9,867     $ 5,982      $ 4,786      $ 3,715
Adjusted EBITDA (4).......      23,646       11,023       5,982        4,786        3,715
Capital expenditures......       4,313        1,424       1,796        1,858          804

--------

(1) The historical financial information of the businesses that were acquired in business combinations accounted for under the pooling-of-interests method during the period from January through April 1997 have been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if these pooled businesses had always been members of the same operating group. The financial information of the businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2) For a discussion of non-recurring charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Introduction."

(3) "EBITDA" is defined as income from operations, plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Annual Report because it is a basis upon which Navigant assesses its financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(4) "Adjusted EBIDA" reflects EBITDA as calculated in note (3) above adjusted to exclude the effect of the non-recurring charges Navigant took of $8,236 in 1998 and $1,156 in 1997. Adjusted EBITDA is included in this Annual Report because it is a basis upon which Navigant assesses its financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  Navigant provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

  Navigant's consolidated financial statements give retroactive effect to the four business combinations accounted for under the pooling-of-interests method during the period from January through April 1997 (the "Pooled Companies") and includes the results of operations for the seven companies acquired in business combinations in 1997 accounted for under the purchase method (the "1997 Purchased Companies") and the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies") from their respective dates of acquisition.

 Sources of Revenue

  Historically, arrangements between corporate travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, corporate travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. In 1995, the airlines instituted a commission cap of $50 on round-trip domestic tickets and $25 on one-way domestic tickets. In October 1997, the airlines cut the base commission on domestic and international tickets from 10% to 8% of the ticket price. Navigant and other travel management companies were significantly affected by these commission reductions, particularly the October 1997 reduction, which resulted in a decrease in gross revenue per transaction.

  In response to the reduction in airline commissions and consistent with growing industry practice, Navigant has entered into management contracts and service fee arrangements with a significant number of its clients. Although the terms of Navigant's management contracts vary depending on the type of services provided and by client, Navigant typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to Navigant. If the commissions exceed the amounts deducted, Navigant typically pays the excess to the client. In addition, Navigant typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with Navigant. Navigant charges between $10 and $35 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

  In October 1998, the airlines instituted a commission cap of $100 on round-trip international tickets and $50 on one-way international tickets. Navigant believes that its management contracts and service fee arrangements should minimize the financial impact of this commission cap, as well as any future changes in the airline commission rates. Navigant believes that at least 65% of its total transactions are currently generated from clients under management contracts and service fee arrangements.

  Navigant has entered into agreements with major airlines for the payment of "incentive override" commissions in addition to the base commissions described above. Under these agreements, the airlines generally pay additional commissions on domestic and international air travel if the volume of Navigant's ticket sales surpasses specified thresholds, which typically are based on the airlines' share of the relevant markets.

 Expenses

  Navigant's direct operating expenses include principally labor expense (which comprised approximately 70.7% of total direct operating expenses in 1998), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

  Navigant's general and administrative expenses include principally labor expense (which comprised approximately 52.1% of total general and administrative expenses in 1998), occupancy costs and other costs.

 1997 Non-Recurring Charges

  Navigant incurred non-recurring acquisition costs of $1.16 million during 1997 in connection with the acquisition of the Pooled Companies. These non-recurring charges included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees.

 1998 Non-Recurring Charges

  During 1998, Navigant incurred the following non-recurring charges:

                                                        Cash   Non-cash  Total
                                                       ------- -------- -------
                                                            (In thousands)
   Prior to or in conjunction with the Travel Distri-
    bution:
   Impaired Goodwill--March 1998.....................      --  $   613  $   613
   Operational consolidation at Associated Travel....  $   365     333      698
   Allocated charges associated with the Travel Dis-
    tribution........................................    1,073   2,677    3,750
                                                       ------- -------  -------
                                                         1,438   3,623    5,061
   Subsequent to the Travel Distribution:
   Operational consolidation and elimination of re-
    dundant facilities...............................    2,602     573    3,175
                                                       ------- -------  -------
                                                       $ 4,040 $ 4,196  $ 8,236
                                                       ======= =======  =======

  Navigant incurred a strategic restructuring charge of $3.75 million in connection with the Travel Distribution as an allocation from U.S. Office Products. Of this amount, $1.0 million was an allocation to Navigant for a portion of the strategic restructuring charge incurred by U.S. Office Products and the remaining $2.75 million was a result of U.S. Office Products' purchase of a pro rata portion of Navigant's stock options pursuant to a tender offer made in connection with the Travel Distribution. Of the $2.75 million, $2.68 million was recorded as a compensation charge and is a non-cash expense, while the remaining $73,000 relates to Navigant's portion of payroll taxes on compensation. On March 13, 1998, Navigant received 90 days' notice of termination of a business relationship that contributed approximately $600,000 to net operating income during 1997. In March 1998, Navigant wrote off $613,000 in intangible assets relating to the original acquisition of this contract. Navigant took a charge in April 1998 of approximately $698,000 in connection with the disposition of certain equipment, severance charges and other costs associated with a change in operational strategy at its subsidiary, Associated Travel. This switch from a centralized management structure to a regional management structure at this subsidiary is consistent with the existing structure at the other regional travel management companies acquired.

  As part of Navigant's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in Navigant's recording a restructuring charge of $3.18 million in November and December 1998. Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 10 facilities have been closed or consolidated and approximately 40 employees have been terminated.

  The following discussion should be read in conjunction with Navigant's consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Results of Operations

  The following table sets forth various items as a percentage of revenues for 1998, 1997 and 1996:

                                         For the Fiscal Year Ended
                           -----------------------------------------------------
                           December 27, 1998 December 28, 1997 December 29, 1996
                           ----------------- ----------------- -----------------
Revenues.................        100.0%            100.0%            100.0%
Operating Expenses.......         58.2              57.8              53.1
                                 -----             -----             -----
  Gross profit...........         41.8              42.2              46.9
General and administra-
 tive expenses...........         28.0              30.1              36.0
Depreciation and amorti-
 zation expense..........          4.2               3.4               2.5
Non-recurring costs......          4.8               1.2               0.0
                                 -----             -----             -----
  Operating income.......          4.8               7.5               8.4
Interest expense, net....          1.1               0.3               0.2
Other, net...............          0.0               0.0               0.1
                                 -----             -----             -----
  Income before provision
   for income taxes......          3.7               7.2               8.1
Provision for income tax-
 es......................          2.3               3.3               1.3
                                 -----             -----             -----
  Net income.............          1.4%              3.9%              6.8%
                                 =====             =====             =====

Consolidated Results of Operations

 Fiscal Year Ended December 27, 1998 Compared to Fiscal Year Ended December 28, 1997

  Consolidated revenues increased 88.5%, from $90.9 million for 1997 to $171.4 million for 1998. This increase was primarily due to the inclusion of the revenues from the 1998 Purchased Companies from their respective dates of acquisition.

  Gross profit increased 86.5%, from $38.4 million, or 42.2% of revenues, for 1997 to $71.6 million, or 41.8% of revenues, for 1998. The decrease in gross profit as a percentage of revenues was due primarily to the decrease in commission revenues resulting from the commission cuts imposed by airlines on all travel in October 1997. Management contracts and service fee arrangements implemented throughout 1998 partially offset the effect of these commission cuts.

  General and administrative expenses increased 75.3%, from $27.4 million, or 30.1% of revenues, for 1997 to $48.0 million, or 28.0% of revenues, for 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 Purchased Companies having lower general and administrative expenses as a percentage of revenues than Navigant and certain fixed general and administrative expenses being spread over a larger revenue base.

  Depreciation and amortization expense increased from $3.1 million, or 3.4% of revenues, for 1997 to $7.2 million, or 4.2% of revenues, for 1998. This increase was due to the increase in the number of purchase acquisitions included in the results for 1998 compared to 1997.

  Navigant incurred non-recurring charges of $8.2 million during 1998 compared to $1.2 million during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--1998 Non-Recurring Charges."

  Interest expense, net increased from $285,000, or 0.3% of revenues, for 1997 to $1.8 million, or 1.1% of revenues, for 1998. The increase was attributable to the acquisitions of the 1998 Purchased Companies which were financed with borrowings under the Credit Facility.

  Provision for income taxes increased from $3.0 million for 1997 to $4.0 million for 1998, reflecting effective income tax rates of 45.6% and 62.0%, respectively. The high effective income tax rate for 1997 and

1998, compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from the acquisitions of the 1997 Purchased Companies and the 1998 Purchased Companies. The 1998 effective rate was higher than the 1997 effective rate due to a higher ratio of non-deductible goodwill amortization to pre-tax income in 1998, which was attributable to the non-recurring charges recorded in 1998. Additionally, the Pooled Companies were not subject to federal income taxes on a corporate level prior to being acquired by Navigant as they had elected to be treated as subchapter S corporations ("Subchapter S Companies"), resulting in minimal income tax expense during the period from January through April 1997.

 Fiscal Year Ended December 28, 1997 Compared to Fiscal Year Ended December 29, 1996

  Consolidated revenues increased 66.1%, from $54.7 million for 1996 to $90.9 million for 1997. This increase was primarily due to the inclusion of the revenues from the 1997 Purchased Companies, from their respective dates of acquisition.

  Gross profit increased 49.5%, from $25.7 million, or 46.9% of revenues, for 1996 to $38.4 million, or 42.2% of revenues, for 1997. The decrease in gross profit as a percentage of revenues was due primarily to the 1997 Purchased Companies having a lower gross profit as a percentage of revenues than Navigant as a result of their mix of domestic travel versus international travel, and to a lesser extent to commission cuts imposed by airlines in October 1997.

  General and administrative expenses increased 38.9%, from $19.7 million, or 36.0% of revenues, for 1996 to $27.4 million, or 30.1% of revenues, for 1997. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1997 Purchased Companies having lower general and administrative expenses as a percentage of revenue than Navigant and certain fixed general and administrative expenses being spread over a larger revenue base.

  Depreciation and amortization expense increased from $1.4 million, or 2.5% of revenues, for 1996 to $3.1 million, or 3.4% of revenues, for 1997. This increase was due to the increase in the number of purchase acquisitions included in the results for 1997 compared to 1996.

  Navigant incurred non-recurring charges of $1.2 million in 1997. No such charges were incurred in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--1997 Non-Recurring Charges."

  Provision for income taxes increased from $709,000 in 1996 to $3.0 million in 1997, reflecting effective income tax rates of 15.9% and 45.6%, respectively. The low effective income tax rate in 1996 compared to the effective tax rate in 1997 and the federal statutory rate of 35.0% was primarily due to the fact that the Pooled Companies were Subchapter S Companies prior to being acquired by Navigant in 1997. The high effective income tax rate for 1997 was due primarily to an increase in non-deductible goodwill amortization resulting from the acquisitions of the 1997 Purchased Companies.

Liquidity and Capital Resources

  At December 27, 1998, Navigant had cash of $315,000, working capital of $1.2 million, borrowings of $53.3 million under the revolving credit facility from NationsBank, N.A. and U.S. Bank National Association as lenders (the "Credit Facility"), $9.2 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $6.7 million. During June 1998, Navigant completed the Stock Offering. The net proceeds from the Stock Offering (after deducting underwriting discounts and commissions and offering expenses) were approximately $15 million, which was used to repay a portion of the $16.4 million that Navigant borrowed under the Credit Facility to repay indebtedness allocated to it in the Travel Distribution. Navigant's capitalization, defined as the sum of debt and stockholders' equity, at December 27, 1998 was approximately $176.6 million.

  Historically, Navigant has financed its operational growth and acquisitions with internally generated cash flow from operations and borrowings from commercial banks or other lenders. These borrowings were generally secured by the accounts receivable and other assets of Navigant.

  Navigant anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable Navigant to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 1999.

  During 1998, net cash provided by operating activities was $10.1 million. Net cash used in investing activities was $65.4 million, including $4.3 million for additions to property and equipment, such as computer equipment and office furniture, and $59.5 million for the acquisition of the 1998 Purchased Companies. Net cash provided by financing activities was $49.3 million, consisting of $53.3 million in proceeds from the Credit Facility and $15.0 million from the Stock Offering, partially offset by repayment to U.S. Office Products of the $8.8 million of indebtedness allocated to Navigant in the Travel Distribution (net of advances from U.S. Office Products in 1998) and by $6.9 million of dividends to U.S. Office Products.

  During 1997, net cash provided by operating activities was $6.5 million. Net cash used in investing activities was $2.6 million, including $1.4 million for additions to property and equipment, such as computer equipment and office furniture, and $1.2 million to pay non-recurring acquisition costs. Net cash used in financing activities was $7.7 million, including $12.2 million for the repayment of indebtedness and $3.0 million for the payment of dividends, partially offset by advances to Navigant of $7.3 million from U.S. Office Products.

  During 1996, net cash provided by operating activities was $5.8 million. Net cash used in investing activities was $1.8 million, for additions to property and equipment, such as computer equipment and office furniture. Net cash used in financing activities was $350,000, including $5.6 million for the repayment of indebtedness and $1.0 million for the payment of dividends, partially offset by proceeds from the sale of $1.6 million of common stock of one of the Pooled Companies and $4.6 million in proceeds from new indebtedness.

  In June 1998, Navigant obtained the Credit Facility, a secured $60.0 million revolving credit facility from NationsBank, N.A. and U.S. Bank National Association as lenders. NationsBanc Montgomery Securities LLC, one of the underwriters of the Stock Offering and an affiliate of NationsBank, N.A., was the arranger and syndication agent for the facility. The Credit Facility is scheduled to expire in June 2003. Interest on borrowings under the Credit Facility accrues at a rate of, at Navigant's option, either (1) LIBOR plus a margin of between 1.00% and 2.00%, depending on Navigant's funded debt to EBITDA ratio, or (2) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus 0.50%) plus a margin of between 0% and 0.75%, depending on Navigant's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of Navigant. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial and other covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Restrictions Imposed by Terms of Indebtedness" in this Item 7.

  Navigant intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Navigant expects to fund future acquisitions primarily with cash flow from operations and borrowings, including any borrowings under the Credit Facility as well as issuances of additional equity or debt. To the extent Navigant funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that Navigant will be able to secure such financing if and when it is needed or on terms Navigant deems acceptable. If Navigant is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

Fluctuations in Quarterly Results of Operations

  The business travel industry is seasonal and Navigant's results have fluctuated because of these seasonal variations. Net revenues and net income for Navigant are generally higher in the second and third calendar quarters. Navigant expects this seasonality to continue in the future. Navigant's quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with certain travel suppliers, changes in the mix of services offered by Navigant, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of Navigant Common Stock, which in turn could limit the ability of Navigant to make acquisitions.

  As Navigant continues to complete acquisitions, it may become subject to additional seasonal influences. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by Navigant for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of Navigant, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that Navigant may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

  Navigant does not believe that inflation has had a material impact on its results of operations.

New Accounting Pronouncements

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for Navigant). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Navigant believes that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on Navigant's results of operations or its financial position.

Risk Factors

Significant Indebtedness and Interest Payment Obligations

  Navigant is significantly leveraged. At December 27, 1998, Navigant had $62.5 million of consolidated outstanding debt and its total consolidated debt, as a percentage of capitalization, was 35.4%. Navigant may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital even though its Credit Facility imposes some limits on its ability to do so. Navigant's high level of indebtedness could have important consequences to its stockholders, which include the following:

  . its ability to obtain additional financing to fund its business strategy, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

  . its ability to use operating cash flow in other areas of its business will be limited because Navigant must dedicate a substantial portion of these funds to pay interest and principal on its debt;

  . certain of its borrowings bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

  . it may not be able to compete with others who are not as highly leveraged; and

  . its significant leverage may limit its flexibility to adjust to changing market conditions, changes in its industry and economic downturns.

  Navigant's ability to pay interest on its debt obligations will depend upon its future operating performance and its ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond Navigant's control, will affect its ability to make these payments. If in the future Navigant cannot generate sufficient cash from operations to meet its obligations, Navigant will need to refinance, obtain additional financing or sell assets. Navigant cannot assure its stockholders that its business will generate cash flow, or that it will be able to obtain funding, sufficient to satisfy its debt service requirements.

Restrictions Imposed by Terms of Indebtedness

  The covenants in Navigant's existing debt agreements, including the Credit Facility and any future financing agreements may adversely affect its ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict Navigant's ability to:

  . incur additional debt or prepay or modify any additional debt that may be incurred;

  . make certain acquisitions or investments;

  . pay dividends and make distributions;

  . repurchase its securities;

  . create liens;

  . transfer or sell assets;

  . enter into transactions with affiliates;

  . issue or sell stock of subsidiaries;

  . merge or consolidate; or

  . materially change the nature of its business.

  In addition, Navigant's Credit Facility also requires it to comply with certain financial ratios. Navigant's ability to comply with these ratios may be affected by events beyond its control. If Navigant breaches any of the covenants in its Credit Facility, or if Navigant is unable to comply with the required financial ratios, it may be in default under its Credit Facility. A significant portion of Navigant's indebtedness then may become immediately due and payable. Navigant is not certain whether it would have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to revolver borrowings under the Credit Facility on which Navigant relies to fund its liquidity.

Holding Company Structure

  Navigant is a holding company. Navigant's subsidiaries conduct substantially all of its consolidated operations and own substantially all of its consolidated assets. Consequently, Navigant's cash flow and its ability to meet its debt service obligations depends upon the cash flow of its subsidiaries, the payment of funds by its subsidiaries to Navigant in the form of loans, dividends or otherwise. Navigant's subsidiaries are not obligated to make funds available to Navigant for payment on debt or otherwise. In addition, their ability to make any payments will depend on their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions.

Risks Related to Revenue

  Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by the airlines for each ticket issued. Since 1995, most airlines have substantially reduced the amount of commissions paid for booking domestic and international flights. The airlines have both capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents and may further reduce commissions in the future. Further reductions in commissions may reduce Navigant's revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--Sources of Revenue" in this Item 7. There can be no assurance that the airlines will not further reduce commissions.

   Navigant has responded to the reductions in the commissions paid by airlines by entering into management contracts and service fee arrangements with many of its corporate clients. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to Navigant. If the commissions exceed the amounts deducted, Navigant typically pays the excess to the client. In addition, Navigant typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with Navigant. In the future Navigant may not be able to maintain or continue to negotiate management contracts or continue to receive current levels of fees from those contracts, and also may not be able to charge service fees or maintain the level of such service fees.

  Navigant also derives part of its revenues from incentive override commissions paid by the major airlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction-- Sources of Revenue" in this Item 7. If, during any period, Navigant fails to meet incentive levels, revenues could decrease. In addition, the airlines may reduce or terminate incentive override commissions and Navigant may not be able to extend its current incentive override commission arrangements or enter into new arrangements that are as favorable as its current arrangements.

Substantial Competition and Industry Consolidation; New Methods of
Distribution

  The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of Navigant's competitors are larger and have greater brand-name recognition and financial resources than Navigant. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers which give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

  Navigant also competes with travel suppliers, including airlines, hotels, and rental car companies. Innovations in technology, such as the Internet and computer on-line services, have increased the ability of travel suppliers to distribute their travel products and services directly to consumers. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information available to Navigant and its agents. An Internet-based travel service may, however, provide such access in the future. In addition, although Navigant believes the service, knowledge and skills of its employees and its incorporation of new, alternative distribution channels, position it to compete effectively in the changing industry, there can be no assurance that Navigant will compete successfully or that the failure to compete successfully will not have a material adverse effect on Navigant's financial condition and results of operations.

Dependence on Travel Suppliers

  Navigant is dependent upon travel suppliers for access to their products and services (including airplane seats and hotel rooms). Certain travel suppliers offer Navigant pricing that is preferential to published fares, enabling Navigant to offer prices lower than would be generally available to travelers and other corporate travel management companies or travel agents. Travel suppliers can generally cancel or modify their agreements with Navigant upon relatively short notice, leaving Navigant subject to the loss of contracts, changes in its pricing agreements, commission schedules and incentive override commission arrangements, and more restricted access to travel suppliers' products and services, which could have a material adverse effect on Navigant's business, financial condition and results of operations.

Dependence upon Technology

  Navigant's business is dependent upon a number of different information and telecommunications technologies. In addition, Navigant's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, computer reservation systems operated by SABRE, Galileo/Apollo, Amadeus and Worldspan. Navigant's business, financial condition and results of operations may be materially adversely affected if these technologies or systems fail, or if Navigant's access to these systems is restricted.

Risks Associated with the Corporate Travel Management Industry; General Economic Conditions

  Navigant's operating results depend upon factors affecting the corporate travel management industry generally. Navigant's revenues and earnings are especially sensitive to events that affect business air travel, and the level of car rentals and hotel reservations. A number of factors, including recession or slower economic growth, rising travel costs, extreme weather conditions and concerns about passenger safety, could result in a temporary or longer-term overall decline in demand for business travel. Advances in technology and communications, such as videoconferencing and Internet-based teleconferencing, may also adversely impact travel patterns and travel demand. Navigant believes that price-based competition will continue in the airline industry for the forseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on Navigant's business, financial condition and results of operations.

Risks Related to Integration of Operations

  One of Navigant's strategies is to increase operating margins by consolidating and integrating certain administrative functions common to all of its subsidiaries. This integration will require substantial attention from senior management and may require future substantial capital expenditures. The integration process may disrupt Navigant's operations as well as those of its subsidiaries as its management's attention is diverted from other tasks, and as technological, practical or personnel issues arise. There can be no assurance that the integration and consolidation will be completed, or that, if completed, Navigant will recognize economic benefit.

  Currently, Navigant, and most of its subsidiaries, operate on separate computer and telephone systems, several of which use different technologies. Navigant expects that it will integrate these systems, but it has not yet established a definitive timetable for integration of all of the systems or its definitive capital needs for the integration. The contemplated integration of these systems may cause disruption to Navigant's business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

Risks Related to Navigant's Acquisition Strategy

  General. One of Navigant's strategies is to increase its revenues and the markets it serves through the acquisition of additional corporate travel management companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of Rapid Growth; Limited History as a

Stand-Alone Company" in this Item 7. Navigant may not be able to make acquisitions at the pace it desires or on favorable terms, if at all. In addition, the consolidation of the travel management industry has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining travel management companies.

  The companies Navigant has acquired, or which Navigant may acquire in the future, may not achieve sales and profitability that would justify Navigant's investment in them. Navigant's acquisitions of companies outside the United States may subject it to risks inherent in conducting business internationally. These risks include fluctuations in currency exchange rates, new and different legal and regulatory requirements and difficulties in staffing and managing foreign operations.

  Integration. Integration of the operations of the companies Navigant acquired or may acquire in the future may also involve a number of special risks which may have adverse short-term effects on Navigant's operating results. These may be caused by:

  . severance payments to employees of acquired companies;

  . restructuring charges associated with the acquisitions;

  . other expenses associated with a change of control;

  Integration of acquired companies may also result in:

  . diversion of management's attention;

  . difficulties with retention;

  . the need to hire and train key personnel;

  . risks associated with unanticipated problems or legal liabilities; and

  . amortization of acquired intangible assets, including goodwill.

  Navigant conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies. Navigant cannot be certain, however, that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on Navigant's results of operations and financial condition.

  Financing. Navigant currently intends to finance its future acquisitions by using cash, borrowed funds, shares of its Common Stock or a combination thereof. If Navigant's Common Stock does not maintain a sufficient market value, if its price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept Navigant's Common Stock as part of the consideration for the sale of their businesses, Navigant may then be required to use more of its cash resources or more borrowed funds in order to maintain its acquisition program. Navigant's ability to use shares of its Common Stock to make acquisitions may also be limited by Section 355(e) of the Internal Revenue Code. That section provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability under certain conditions. Those conditions are met if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spin-off subsidiary is acquired pursuant to a plan or series of related transactions that include the spin-off. Acquisitions made by Navigant within two years before or after the distribution by U.S. Office Products of its Common Stock in June 1998 may be deemed part of such a plan or series of related transactions. If Navigant is unable to use Common Stock for acquisitions and Navigant does not have sufficient cash resources, its growth could be limited unless Navigant is able to obtain additional capital through debt or other financings. Navigant may not be able to obtain additional capital if and when needed on terms Navigant deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Restrictions Imposed by Terms of Indebtedness" in this Item 7.

  Accounting. Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. Navigant will be unable to satisfy this criterion for a period of two years following the distribution of its common stock by U.S. Office Products. Therefore, Navigant will be precluded from completing business combinations under the pooling-of-interests method for a period of two years from the distribution, and any business combinations completed by Navigant during such period will be accounted for under the purchase method, resulting in the recording of goodwill. The amortization of the goodwill will reduce Navigant's reported net income below that which would have been reported if it had used the pooling-of-interests method. See "Risk Factors--Material Amount of Goodwill" in this
Item 7.

Dependence Upon Acquisitions for Future Growth

  One of Navigant's strategies is to increase its revenues and the markets it serves through the acquisition of additional corporate travel businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk Related to Acquisition Financing; Additional Dilution" in this Item 7. In addition, prior to the Travel Distribution, Navigant's acquisitions were completed with substantial business, legal and accounting assistance from U.S. Office Products and most of the acquisitions were paid for with common stock of U.S. Office Products. Furthermore, Navigant's ability to pay for acquisitions with stock may be materially limited in the two-year period following the Travel Distribution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Navigant's Acquisition Strategy -Financing." in this Item 7. The pace of Navigant's acquisition program may be adversely affected by the absence of U.S. Office Products support for the acquisitions and Navigant's limited ability to issue Navigant Common Stock.

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

Risks Related to Acquisition Financing; Additional Dilution

  Navigant currently intends to finance its future acquisitions by using shares of Navigant Common Stock, cash, borrowed funds or a combination thereof. If Navigant Common Stock does not maintain a sufficient market value, if the price of Navigant Common Stock is highly volatile or if potential acquisition candidates are otherwise unwilling to accept Navigant Common Stock as part of the consideration for the sale of their businesses, Navigant may be required to use more of its cash resources or more borrowed funds, in order to initiate and maintain its acquisition program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Risks Related to Navigant's Acquisition Strategy - Financing" in this Item 7. If Navigant does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt to equity financings.

  Navigant will have 150,000,000 authorized shares of Navigant Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, applicable limits under U.S. federal income tax laws and rules, and rules of the NASDAQ Stock Market) to finance acquisitions without obtaining stockholder approval for such issuance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Related to Navigant's Acquisition Strategy - Financing" in this Item 7. Existing stockholders may suffer dilution if Navigant uses Navigant Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Navigant Common Stock may negatively impact earnings per share and the market price of Navigant Common Stock.

Year 2000 Issues

  Navigant has implemented a program to attempt to assess, remediate and mitigate the potential impact of problems associated with the Year 2000 throughout its company. A "Year 2000 Problem" is one where systems either fail to operate as expected or cease to be operational because date dependent functions improperly interpret dates after December 31, 1999.

  If Navigant's efforts to remediate its Year 2000 Problems are not successful, or if any of Navigant's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, Navigant's ability to make travel reservations for its clients could be jeopardized. If any such Year 2000 Problems persist, they could cause a material decrease in Navigant's revenues. Navigant is in the process of developing contingency plans to address these situations. Navigant plans to finalize its contingency plans by June 1999 but these plans may not adequately address any unforseen circumstances. In addition, the companies that Navigant may acquire may have Year 2000 Problems that require remediation. See Items 1. and 2. "Business and Properties--Year 2000 Issues."

Reliance on Key Personnel

  Navigant's operations depend on the continued efforts of Edward S. Adams, its President and Chief Executive Officer, Robert C. Griffith, its Chief Financial Officer and Treasurer, its other executive officers and the senior management of its subsidiaries. Furthermore, Navigant's operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these executives become unable to continue in his or her present role, or if Navigant is unable to attract and retain other skilled employees, its business could be adversely affected.

Material Amount of Goodwill

  As of December 27, 1998, approximately $150.6 million, or 72.8%, of Navigant's total assets and 131.9% of Navigant's stockholders' equity represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Navigant amortizes goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduces its net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions, may not be deductible for tax purposes. In addition, Navigant will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If Navigant determines that goodwill has become impaired in later years, earnings in such years will be significantly adversely affected.

  A reduction in net income resulting from the amortization or write down of goodwill would currently affect financial results and could have a material and adverse impact upon the market price of Navigant Common Stock. Navigant believes that anticipated cash flows associated with intangible assets recognized in the 1998 Purchased Companies will continue over the period during which the associated goodwill will be amortized, and there presently is no persuasive evidence that any material portion will dissipate during such period.

Seasonality and Quarterly Fluctuations

  The domestic and international travel services industry is seasonal. Navigant's past results have fluctuated because of seasonal variations in the travel services industry. Navigant's net revenues and net income are generally higher in the second and third calendar quarters and lowest in the fourth calendar quarter. Navigant expects this seasonality to continue in the future. Navigant's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with certain travel suppliers, changes in the mix of services offered by Navigant, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel.

Risk of Rapid Growth; Limited History as a Stand-Alone Company

  Navigant was formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and Navigant has made seven additional acquisitions since that time. Navigant expects to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on its executive management, personnel and corporate support systems. Any inadequacy of Navigant's systems to manage the increased size and scope of operations resulting from growth could adversely affect its operations, business and financial results and condition.

  Navigant has been an independent company since its initial public offering in June 1998. Navigant's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations and to adapt its information systems to changes in its business. Furthermore, the financial information included herein may not necessarily reflect what the results of operations and financial condition would have been had Navigant been a separate, stand-alone entity during the periods presented. The financial information also may not be indicative of Navigant's future results of operations and financial condition.

Potential Liabilities Related to Distributions

  In connection with the distributions of the shares of four of U.S. Office Products' businesses (including Navigant) in June 1998, Navigant and the three other companies whose shares were distributed by U.S. Office Products entered into a series of agreements providing for the allocation of certain liabilities. Navigant and the other companies agreed in a Tax Allocation Agreement jointly and severally to indemnify U.S. Office Products for tax losses relating to the distributions that are attributable to acts or omissions of Navigant and the other companies. A Tax Indemnification Agreement among Navigant and the other spun-off companies requires each company responsible for tax losses to indemnify the other companies for those losses and their liabilities to U.S. Office Products under the Tax Allocation Agreement. If the tax losses are not attributable to either U.S. Office Products or any of the other companies, each of the companies and U.S. Office Products is liable for its pro rata portion of the losses based on the value of each company's common stock after the distributions.

  Navigant also entered into a Distribution Agreement with U.S. Office Products under which Navigant is responsible for liabilities related to its business; certain employee benefits liabilities; securities law liabilities arising from the distribution of Navigant shares, its initial public offering and information related to its business supplied to U.S. Office Products; and U.S. Office Products' liabilities for earn-outs from acquisitions of its subsidiaries made prior to the distribution. Navigant and the other companies that were spun off have also agreed to bear a pro rata portion of certain United States securities law and general corporate liabilities of U.S. Office Products incurred prior to the distributions (including a pro rata portion of any liability of another spun off company to U.S. Office Products that is not paid), up to a maximum of $1.75 million for each company.

  Jonathan J. Ledecky, a member of Navigant's Board of Directors, and U.S. Office Products have been named as defendants in at least 10 lawsuits alleging that Mr. Ledecky and U.S. Office Products violated various United States securities laws. The plaintiffs in those lawsuits generally claim that Mr. Ledecky, on behalf of U.S. Office Products, made a series of materially false and misleading statements in connection with the distributions of the shares of Navigant and the other companies and the related tender offer and restructuring. Although neither Navigant nor its executive officers have been named as defendants in these lawsuits, Navigant could be required pursuant to the Distribution Agreement to indemnify U.S. Office Products for a portion of its liability in connection with these lawsuits.

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

Dependence on ARC Agreements

  Navigant depends on its ability to sell airline tickets for a substantial portion of its revenue. To sell airline tickets, Navigant must enter into, and maintain, an Agent Reporting Agreement for each operating subsidiary with the Airlines Reporting Company ("ARC"). Agent Reporting Agreements impose numerous financial, operational and administrative obligations on Navigant. These agreements allow ARC to cancel an Agent Reporting Agreement for failure to meet any of these obligations. If Navigant's Agent Reporting Agreements are canceled by ARC, Navigant would be unable to sell airline tickets and its results of operations would be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements included elsewhere herein. Based upon the Company's 1998 average borrowings under the Credit Facility, a 25 basis point movement in the base rate or LIBOR rate would approximate $113,000 annualized increase or decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated:


                                                                           Page
                                                                           ----
Report of Independent Accountants........................................   31
Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997
 ........................................................................   32
Consolidated Statements of Income for each of the three years in the pe-
 riod ended December 27, 1998............................................   33
Consolidated Statement of Stockholders' Equity for each of the three
 years in the period ended December 27, 1998.............................   34
Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 27, 1998..........................................   35
Notes to Consolidated Financial Statements...............................   37

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Navigant International, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the "Company") at December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 19, 1999

                          NAVIGANT INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $    315     $  6,048
  Accounts receivable, less allowance for doubtful
   accounts of $413 and $191, respectively...........     27,744       22,730
  Prepaid expenses and other current assets..........      2,517          650
  Deferred income taxes..............................      2,610        2,153
  Short-term receivable from U.S. Office Products....                     490
                                                        --------     --------
    Total current assets.............................     33,186       32,071
                                                        --------     --------
Property and equipment, net..........................     21,569       18,468
Intangible assets, net...............................    150,554       86,304
Other assets.........................................      1,539        1,018
                                                        --------     --------
    Total assets.....................................   $206,848     $137,861
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term portion of long-term debt...............   $  4,437     $  1,449
  Short-term portion of capital lease obligations....        564
  Accounts payable...................................      2,875        6,617
  Accrued compensation...............................      5,907        4,624
  Accrued income taxes...............................      1,334
  Other accrued liabilities..........................     16,861        7,002
                                                        --------     --------
    Total current liabilities........................     31,978       19,692
                                                        --------     --------
Long-term debt, net of short-term portion............     56,436        3,865
Capital lease obligations............................      1,026
Long-term payable to U.S. Office Products............                  11,492
Deferred income taxes................................        835          817
Other long-term liabilities..........................      2,448        2,351
                                                        --------     --------
    Total liabilities................................     92,723       38,217
                                                        --------     --------
Commitments and contingencies (Notes 4, 11 and 12)
Stockholders' equity:
  Common stock; $.001 par value, 150,000,000 shares
   authorized;
   12,929,000 issued and outstanding.................         13
  Additional paid-in capital.........................    112,939
  Divisional equity..................................                  94,100
  Retained earnings..................................      1,268        5,714
  Accumulated other comprehensive income.............        (95)        (170)
                                                        --------     --------
    Total stockholders' equity.......................    114,125       99,644
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $206,848     $137,861
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except per Share Amounts)

                                                   For the Year Ended
                                         --------------------------------------
                                         December 27, December 28, December 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Revenues...............................    $171,368     $90,917      $54,749
Operating expenses.....................      99,734      52,517       29,060
                                           --------     -------      -------
  Gross profit.........................      71,634      38,400       25,689
General and administrative expenses....      47,988      27,377       19,707
Depreciation and amortization expense..       7,167       3,090        1,386
Non-recurring charges..................       8,236       1,156
                                           --------     -------      -------
  Operating income.....................       8,243       6,777        4,596
Other (income) expenses:
  Interest expense.....................       2,070         685          540
  Interest income......................        (227)       (400)        (452)
  Other, net...........................         (30)        (29)          60
                                           --------     -------      -------
Income before provision for income
 taxes.................................       6,430       6,521        4,448
Provision for income taxes.............       3,987       2,975          709
                                           --------     -------      -------
Net income.............................    $  2,443     $ 3,546      $ 3,739
                                           ========     =======      =======
Weighted average number of common
 shares outstanding:
  Basic................................      13,156      10,858        8,250
  Diluted..............................      13,250      11,078        8,425
Net income per share:
  Basic................................    $   0.19     $  0.33      $  0.45
  Diluted..............................    $   0.18     $  0.32      $  0.44



          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                Accumulated
                                                    Additional     Other                  Total
                          Divisional         Common  Paid-in   Comprehensive Retained Stockholders'
                            Equity   Shares  Stock   Capital      Income     Earnings    Equity
                          ---------- ------  ------ ---------- ------------- -------- -------------
Balance at December 31,
  1995..................   $ 2,468                                            $6,719    $  9,187
 Transactions of Pooled
   Companies:
  Issuance of Pooled
   Company common stock
    for cash............     1,625                                                         1,625
  Cash dividends........                                                        (982)       (982)
 Comprehensive income:
  Net income............                                                       3,739       3,739
                                                                                        --------
  Total comprehensive
   income...............                                                                   3,739
                           -------   ------   ---    --------      -----      ------    --------
Balance at December 29,
  1996..................     4,093                                             9,476      13,569
 Transactions of Pooled
   Companies:
  Issuance of Pooled
   Company common stock
   for cash.............       142                                                           142
  Capital contribution..        43                                                            43
  Cash dividends........                                                      (3,038)     (3,038)
  Discontinuance of
   subchapter S
   corporation election.     4,270                                            (4,270)
 Issuance of U.S.
  Office Products
  common stock for
  repayment of debt.....     1,772                                                         1,772
 Issuance of U.S. Office
  Products common stock
   in conjunction with
   acquisitions.........    83,780                                                        83,780
 Comprehensive income:
  Net income............                                                       3,546       3,546
  Other comprehensive
   income, net of tax:
   Foreign currency
    translation
     adjustment.........                                           $(170)                   (170)
                                                                                        --------
  Total comprehensive in-
   come.................                                                                   3,376
                           -------   ------   ---    --------      -----      ------    --------
Balance at December 28,
  1997..................    94,100                                  (170)      5,714      99,644
 Capital contribution by
  U.S. Office Products..     1,495                                                         1,495
 Dividend to U.S. Office
  Products..............                                                      (6,889)     (6,889)
  Distribution of shares
   in strategic
   restructuring........   (95,595)  10,984   $11    $ 95,584
 Initial public
  offering, net of
  costs.................              2,000     2      14,990                             14,992
 Compensation charge for
  options tendered......                                2,677                              2,677
 Shares repurchased.....                (55)             (312)                              (312)
 Comprehensive income:
  Net income.............                                                      2,443       2,443
  Other comprehensive
   income, net of tax:
   Foreign currency
   translation
   adjustment............                                             75                      75
                                                                                        --------
 Total comprehensive
  income................                                                                   2,518
                           -------   ------   ---    --------      -----      ------    --------
Balance at December 27,
 1998...................   $         12,929   $13    $112,939      $ (95)     $1,268    $114,125
                           =======   ======   ===    ========      =====      ======    ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                    For the Year Ended
                                          --------------------------------------
                                          December 27, December 28, December 29,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Cash flows from operating activities:
  Net income............................     $2,443       $3,546       $3,739
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation and amortization
   expense..............................      7,167        3,090        1,386
  Non-recurring charges.................      4,196        1,156
  Deferred tax provision (benefit)......       (232)        (650)         444
  Changes in current assets and
   liabilities (net of assets acquired
   and liabilities assumed in
   combinations accounted for under the
   purchase method):
    Accounts receivable.................        389       (1,460)      (1,692)
    Prepaid expenses and other assets...       (840)       1,193         (159)
    Accounts payable....................     (4,744)        (592)         610
    Accrued liabilities and other
     liabilities........................      1,699          244        1,486
                                            -------       ------       ------
    Net cash provided by operating
     activities.........................     10,078        6,527        5,814
                                            -------       ------       ------
Cash flows from investing activities:
  Additions to property and equipment,
   net of disposals.....................     (4,313)      (1,424)      (1,796)
  Cash paid in acquisitions, net of cash
   received.............................    (59,505)        (340)
  Cash paid for earn-outs related to
   prior acquisition....................     (1,563)
  Payments of non-recurring acquisition
   costs................................                  (1,156)
  Proceeds on sale of investments, net..                     332
                                            -------       ------       ------
    Net cash used in investing
     activities.........................    (65,381)      (2,588)      (1,796)
                                            -------       ------       ------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt.................................        149                     3,800
  Payments of long-term debt............     (2,457)      (8,043)      (5,594)
  Proceeds from (payments of) credit
   facilities, net......................     53,300       (4,158)         801
  Payment of debt issue costs...........       (656)
  Payments of dividends of Pooled
   Companies............................                  (3,038)        (982)
  Proceeds from issuance of common
   stock................................     14,992          142        1,625
  Repurchase of common stock............       (312)
  Capital contributed by stockholders of
   Pooled Companies.....................                      43
  Payment of dividend to U.S. Office
   Products.............................     (6,889)
  Net advances from (payments to) U.S.
   Office Products Company..............     (8,786)       7,321
                                            -------       ------       ------
    Net cash provided by (used in)
     financing activities...............     49,341       (7,733)        (350)
                                            -------       ------       ------
Effect of exchange rate changes on
 cash...................................        229          (43)
                                            -------       ------       ------
Net increase (decrease) in cash and cash
 equivalents............................     (5,733)      (3,837)       3,668
Cash and cash equivalents at beginning
 of period..............................      6,048        9,885        6,217
                                            -------       ------       ------
Cash and cash equivalents at end of
 period.................................    $   315       $6,048       $9,885
                                            =======       ======       ======
Supplemental disclosures of cash flow
 information:
  Interest paid.........................    $ 1,442       $  649       $  561
  Income taxes paid.....................    $ 1,819       $  470       $  364

          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.

                                (In Thousands)

  There were no business combinations accounted for under the purchase method in the year ended December 29, 1996. The Company issued U.S. Office Products (see Note 1) common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 27, 1998 and December 28, 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
   Accounts receivable................................   $ 6,583      $11,324
   Prepaid expenses and other current assets..........       757        1,231
   Property and equipment.............................     1,705        9,664
   Intangible assets..................................    61,926       84,345
   Other assets.......................................       135        1,266
   Short-term debt....................................      (850)      (2,594)
   Accounts payable...................................    (1,002)      (3,785)
   Accrued liabilities................................    (5,012)     (10,066)
   Long-term debt.....................................      (161)      (5,162)
   Other long-term liabilities........................    (1,020)      (2,103)
                                                         -------      -------
     Net assets acquired..............................   $63,061      $84,120
                                                         =======      =======
   The acquisitions were funded as follows:
   U.S. Office Products common stock..................                $83,780
   Notes payable......................................   $ 3,556
   Cash paid, net of cash received....................    59,505          340
                                                         -------      -------
     Total............................................   $63,061      $84,120
                                                         =======      =======

  Noncash transactions:

  . During the year ended December 28, 1997, the Company used U.S. Office
    Products common stock to repay $1,772 of indebtedness.

  . During the year ended December 27, 1998, U.S. Office Products contributed
    $1,495 of capital to the Company.

  . During the year ended December 27, 1998, the Company acquired $1,590 in fixed asset by capital lease transactions.

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars In Thousands, Unless Otherwise Noted)

NOTE 1--BACKGROUND

  Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the five largest corporate travel management companies in the United States. The Company manages all aspects of its client's travel processes, focusing on reducing their travel expenses.

  Prior to June 9, 1998, the Company was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products"). On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun off its Corporate Travel Services division as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Travel Distribution"). U.S. Office Products and the Company also entered into a number of agreements to facilitate the Travel Distribution and the transition of the Company to an independent business enterprise. At the date of the Travel Distribution, U.S. Office Products allocated to the Company $15,000 in debt plus an additional $1,400 in debt incurred by U.S. Office Products for a business travel acquisition prior to the Travel Distribution. The Company was allocated $1,000 in strategic restructuring costs which represents the Company's portion of the costs incurred by U.S. Office Products as a result of the Travel Distribution. These costs were paid upon the completion of the Travel Distribution. Additionally, in connection with the Travel Distribution, the Company sold 2.0 million shares of the Company's common stock in an initial public offering (the "Stock Offering"). The gross proceeds to the Company in the Stock Offering were $18,000 and the expenses incurred were as follows: (i) $1,260 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,748 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the Stock Offering of $14,992 to repay a portion of the outstanding indebtedness the Company borrowed under its line of credit facility (See Note 9) to repay the indebtedness allocated to it in the Travel Distribution.

  The Corporate Travel Services division was created by U.S. Office Products in January 1997 and completed four business combinations accounted for under the pooling-of-interests method during the period from January 1997 to April 1997 (the "Pooled Companies"). As a result, the operations of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities.

  The Company's operations are primarily concentrated in one market segment-- airline travel--and the customers are geographically diverse with no single customer base concentrated in a single industry. Management considers a downturn in this market segment to be unlikely. The Company's operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company's corporate customers and the related financial information is not separately stated in the Company's internal reports.

NOTE 2--BASIS OF PRESENTATION

  Subsequent to the Travel Distribution, the consolidated financial statements of the Company include the accounts of Navigant International, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

  Prior to the Travel Distribution, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities expected to be transferred to the Company prior to the Travel Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing,

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

marketing and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

  U.S. Office Products used a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents were allocated to the Company at the time of the Travel Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 9 for further discussion of interest expense.

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

Change in Fiscal Year

  Effective for the December 27, 1998 reporting period, the Company changed its fiscal year from a fiscal year ending on the last Saturday in April to a fiscal year ending on the last Sunday in December. The financial statements have been restated from the previously reported results to conform to this change.

  The Company reports its financial results on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. All fiscal years presented were 52-week periods.

Reclassifications

  Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

Property and Equipment

  Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

years for buildings and their components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

Intangible Assets

  Intangible assets consist of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of 35 years. Management periodically evaluates the recoverability of the carrying value of goodwill using a methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to their net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Translation of Foreign Currencies

  Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded in stockholders' equity as a component of comprehensive income.

Fair Value of Financial Instruments

  The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and indebtedness approximate fair value.

Income Taxes

  Subsequent to the Travel Distribution, the Company began recognizing and paying taxes as a separate legal entity. Prior to the Travel Distribution and as a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products and through the date of the Travel Distribution. Prior to the Travel Distribution, for purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

Revenue Recognition

  Revenues consist of commissions on travel services and year-end volume bonuses from travel service providers. The Company records revenues from air reservations and hotel and car reservations when earned, which is at the time a reservation is booked and ticketed. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The reserves that have been netted against net revenues are not material in the periods reflected. The Company's estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

political conditions that impact corporate travel patterns. Cruise revenues are recorded when the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company's estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract.

Operating Expenses

  Operating expenses include travel agent salaries, communications, revenue sharing expense and other costs associated with the selling and processing of travel reservations.

Advertising Costs

  The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of general and administrative expenses.

Net Income Per Share

  Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, options for 3.1 million; 340,000; and 205,000 shares, respectively, were excluded from diluted earnings per share.

Distribution Ratio

  On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Travel Distribution. At the date of the Travel Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every ten shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period, or as of the date indicated, and is retroactively adjusted to give effect to the one for ten distribution ratio.

New Accounting Pronouncements

  On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company believes that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

NOTE 4--BUSINESS COMBINATIONS

Pooling-of-Interests Method

  In 1997, the Company issued 3,731,152 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued in each business combination are as follows:

                                                                   Number of
       Company Name                                              Shares Issued
       ------------                                              -------------
       Professional Travel Corporation..........................     794,078
       Travel Arrangements, Inc. and St. Pierre Enterprises
        (Supertravel)...........................................   1,293,713
       Simmons Associates, Inc..................................     611,607
       MTA, Inc.................................................   1,031,754
                                                                   ---------
         Total shares issued....................................   3,731,152
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

  The following presents the separate results, in each of the periods presented, of the Company (excluding the results of the Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                               Navigant
                                            International,  Pooled   Combined
                                                 Inc.      Companies Companies
                                            -------------- --------- ---------
   For the year ended December 29, 1996
     Revenue...............................                 $54,749   $54,749
     Net income............................                   3,739     3,739
   For the year ended December 28, 1997
     Revenue...............................    $76,115      $14,802   $90,917
     Net income............................      2,782          764     3,546

Purchase Method

  In 1998, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $63,061 consisting of cash, net of cash acquired, of $59,505 and notes payable of $3,556. The total assets related to these eight acquisitions were $71,106, including intangible assets of $61,926. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Several of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in 1999 dependent upon the earnings of these acquisitions. No accrual has been recorded on the balance sheet for these potential payments.

  In 1997, the Company made seven acquisitions accounted for under the purchase method for an aggregate purchase price of $84,120, consisting of 3,802,367 shares of U.S. Office Products common stock with a market value of $83,780 and cash, net of cash acquired, of $340. The total assets related to these seven acquisitions were $107,830, including intangible assets of $84,345. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. One of these acquisitions had an earn-out provision that resulted in additional purchase consideration payable in 1998 which was dependent upon the earnings of this acquisition. In 1998, $1,563 was paid related to this earn-out.

  The following presents the unaudited pro forma results of operations of the Company for the years ended December 27, 1998 and December 28, 1997 and includes the Company's consolidated financial statements,

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

which give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, and the results of the companies acquired in purchase acquisitions as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $(4,147) and $(12,013) for the years ended December 27, 1998 and December 28, 1997, respectively, to reflect the amortization of intangible assets, adjustments in executive compensation, the interest expense associated with the debt incurred to finance the 1998 acquisitions, and the inclusion of a federal income tax provision on all earnings:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
                                                              (unaudited)
      Revenues........................................   $212,376     $214,960
      Net income......................................   $  7,097     $  9,010
      Net income per share--basic.....................   $   0.55     $   0.69
      Net income per share--diluted...................   $   0.55     $   0.69

  The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period or the results which may occur in the future.

NOTE 5--NON-RECURRING CHARGES

  During 1998, the Company incurred the following non-recurring charges:

                                                          Cash  Non-cash Total
                                                         ------ -------- ------
   Prior to or in conjunction with the Travel Distribu-
    tion:
   Impaired Goodwill--March 1998.......................          $  613  $  613
   Operation consolidation at Associated Travel........  $  365     333     698
   Allocated charges associated with the Travel Distri-
    bution.............................................   1,073   2,677   3,750
                                                         ------  ------  ------
                                                          1,438   3,623   5,061
   Subsequent to the Travel Distribution:
   Operational consolidation and elimination of redun-
    dant facilities....................................   2,602     573   3,175
                                                         ------  ------  ------
   Total non-recurring charges.........................  $4,040  $4,196  $8,236
                                                         ======  ======  ======

  On March 13, 1998, the Company received 90 days' notice of termination of a business relationship that contributed approximately $600 to net operating income during 1997. The Company had provided travel administration services to this client under a five-year agreement based on a fee per transaction basis, with all commissions being remitted back to this client. During March 1998, the Company wrote off $613 in intangible assets relating to the original acquisition of this contract. In addition to this charge, the Company took a charge in April 1998 of approximately $698 in connection with the disposition of certain equipment, severance charges and other costs associated with a change in operational strategy to a centralized management structure at one of its locations. This switch to a centralized management structure from a regional structure at this location is consistent with the existing structure at the other regional travel management companies acquired.

  The Company incurred a strategic restructuring charge of $3,750 in connection with the Travel Distribution as an allocation from U.S. Office Products. Of this amount, $1,000 was an allocation to the Company for a portion of the strategic restructuring charge incurred by U.S. Office Products and the remaining $2,750 was as a

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

result of U.S. Office Products' purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Travel Distribution. Of the $2,750, $2,677 was recorded as a non-cash compensation charge while the $73 relates to the Company's portion of payroll taxes on the compensation.

  As part of the Company's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company recording a restructuring charge of $3,175 in November and December 1998. Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of 127 employees. The following table summarizes non-recurring charges associated with the 1998 cost reduction plan and sets forth their usage for the periods indicated.

                                       Employee      Facility Closures
                                     Severance and          and
                                   Termination Costs  Consolidations   Total
                                   ----------------- ----------------- ------
      1998 Charge.................      $1,172            $2,003       $3,175
      Payments....................        (513)             (472)        (985)
      Non-cash usage..............                          (573)        (573)
                                        ------            ------       ------
      Balance at December 27,
       1998.......................      $  659            $  958       $1,617
                                        ======            ======       ======

  During 1997, the Company incurred non-recurring acquisition costs of $1,156, in connection with the acquisition of the Pooled Companies. Non-recurring acquisition costs represent costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. These costs were recorded and paid in 1997.

NOTE 6--PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
     Land.............................................   $   325      $   325
     Buildings........................................     7,998        7,671
     Furniture and fixtures...........................    18,257       14,325
     Leasehold improvements...........................     2,878        2,263
     Assets under capital leases......................     1,590
                                                         -------      -------
                                                          31,048       24,584
     Less: Accumulated depreciation...................    (9,479)      (6,116)
                                                         -------      -------
     Net property and equipment.......................   $21,569      $18,468
                                                         =======      =======

  Depreciation expense for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $3,467, $1,722 and $820, respectively.
Amortization expense for assets under capital leases for the year ended December 27, 1998 was $124.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

NOTE 7--INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
     Goodwill.........................................   $156,252     $88,655
     Less: Accumulated amortization...................     (5,698)     (2,351)
                                                         --------     -------
     Net intangible assets............................   $150,554     $86,304
                                                         ========     =======

  Amortization expense for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $3,576, $1,368 and $566, respectively.

NOTE 8--OTHER ACCRUED LIABILITIES

  Other accrued liabilities consist of the following:

                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
     Customer deposits................................   $ 6,378       $4,476
     Customer revenue share...........................     4,682        1,159
     Accrued restructuring costs (Note 5).............     1,617
     Accrued interest payable.........................       625
     Allowance for refunds and exchanges..............       417          339
     Other............................................     3,142        1,028
                                                         -------       ------
       Total other accrued liabilities................   $16,861       $7,002
                                                         =======       ======

NOTE 9--CREDIT FACILITIES

Long-Term Debt

  Long-term debt consists of:

                                                     December 27, December 28,
                                                         1998         1997
                                                     ------------ ------------
   Line of credit facility, weighted average inter-
    est rate of 6.46% at December 27, 1998..........   $53,300
   Mortgage payable, collateralized by certain as-
    sets of the Company, 8.75% interest rate, due
    February 1, 2007, monthly payments of $7........       515       $  562
   Mortgage payable, collateralized by certain as-
    sets of the Company, 9.08% to 9.4% interest
    rates, due 2015, monthly payments of $19........     1,839        1,895
   Notes payable, due to former owners, unsecured,
    interest rates ranging from 5.5% to 9.0%,
    maturities through 2000.........................     5,219        2,857
                                                       -------       ------
                                                        60,873        5,314
   Less: Current maturities of long-term debt.......     4,437        1,449
                                                       -------       ------
     Total long-term debt...........................   $56,436       $3,865
                                                       =======       ======

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

  On the date of the Travel Distribution, the Company executed a credit agreement with NationsBank, N.A., as administrative agent. The Company's borrowing capacity under this facility was $60,000 and the facility matures on June 9, 2003. The facility is secured by substantially all of the Company's assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. At December 27, 1998, the Company was in compliance with these debt covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios.

Maturities of Long-Term Debt

  Maturities of long-term debt are as follows:

        1999........................................................... $ 4,437
        2000...........................................................     986
        2001...........................................................     135
        2002...........................................................     119
        2003...........................................................  53,430
        Thereafter.....................................................   1,766
                                                                        -------
          Total maturities of long-term debt........................... $60,873
                                                                        =======

Payable to U.S. Office Products

  The short-term payable to U.S. Office Products was incurred by the Company primarily as a result of U.S. Office Products repaying short-term debt outstanding at the businesses acquired by U.S. Office Products at or soon after their respective dates of acquisition and through the centralized cash management system, which involves daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis. U.S. Office Products has charged the Company interest on the short-term payable at U.S. Office Products' weighted average interest rate during the applicable periods.

  The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

   Balance at December 29, 1996......................................  $     0
     Payments of long-term debt of Pooled Companies upon acquisi-
      tion...........................................................      394
     Payments of long-term debt of acquired companies upon
      acquisition....................................................    4,174
     Payments of acquisition costs...................................    2,130
     Allocated corporate expenses....................................      846
     Normal operating costs paid by U.S. Office Products.............    3,948
                                                                       -------
   Balance at December 28, 1997......................................   11,492
     Payments of long-term debt of acquired companies upon acquisi-
      tion...........................................................    1,400
     Normal operating costs paid by U.S. Office Products, net of cash
      sweeps.........................................................    3,244
     Allocated corporate expenses....................................      264
     Repayment of outstanding balance at the Travel Distribution.....  (16,400)
                                                                       -------
   Balance at December 27, 1998......................................  $     0
                                                                       =======

  The average outstanding long-term payable to U.S. Office Products during the years ended December 27, 1998 and December 28, 1997 was $4,709 and $5,440, respectively. Interest has been allocated to the Company

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period.

  The Company's financial statements include allocations of interest expense from U.S. Office Products totaling $376 and $352 during the years ended December 27, 1998 and December 28, 1997, respectively.

  In conjunction with the Travel Distribution, U.S. Office Products allocated a specified amount of debt outstanding under its credit facilities to the Company and required the Company, on or prior to the Travel Distribution, to obtain a credit facility, to borrow funds under such facility and to use the proceeds of such borrowings to pay off the U.S. Office Products debt so allocated plus any additional debt incurred by U.S. Office Products after January 12, 1998 (the date of the approval by the board of directors of U.S. Office Products to spin-off the Company) in connection with the acquisition of an entity that has become or will become a subsidiary of the Company. As part of the Travel Distribution, $15,000 of U.S. Office Products' debt was allocated to the Company, and since January 12, 1998, U.S. Office Products incurred an additional $1,400 of debt in connection with such an acquisition. The Company borrowed $16,400 under its credit facility with NationsBank, N.A. on the date of the Travel Distribution to pay off the debt of U.S. Office Products.

NOTE 10--INCOME TAXES

  The provision for income taxes consists of:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 27, December 28, December 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
   Income taxes currently payable:
     Federal...........................    $3,331       $3,021        $224
     Foreign...........................       281           52
     State.............................       607          552          41
                                           ------       ------        ----
                                            4,219        3,625         265
   Deferred income tax expense (bene-
    fit)...............................      (232)        (650)        444
                                           ------       ------        ----
   Total provision for income taxes....    $3,987       $2,975        $709
                                           ======       ======        ====

  Deferred taxes are comprised of the following:

                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
   Current deferred tax assets:
     Allowance for doubtful accounts.................    $  169       $   79
     Accrued restructuring charge....................       686
     Accrued salary and vacation.....................     1,042        1,966
     Other accrued liabilities.......................       713          108
                                                         ------       ------
       Total current deferred tax assets.............     2,610        2,153
                                                         ------       ------
   Long-term deferred tax liabilities:
     Property and equipment..........................      (417)        (400)
     Intangible assets...............................      (135)        (417)
     Other...........................................      (283)
                                                         ------       ------
       Total long-term deferred tax liabilities......      (835)        (817)
                                                         ------       ------
   Net deferred tax liability........................    $1,775       $1,336
                                                         ======       ======

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

  The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 27, December 28, December 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
   U.S. federal statutory rate.........     35.0%        35.0%        35.0%
   State income taxes, net of federal
    income tax benefit.................      5.7          4.3          1.9
   Subchapter S corporation income not
    subject to corporate level taxa-
    tion...............................                  (7.4)       (22.0)
   Nondeductible goodwill..............     13.4          4.3          0.6
   Nondeductible non-recurring
    charges............................      5.4          4.7
   Other...............................      2.5          4.7          0.4
                                            ----         ----        -----
   Effective income tax rate...........     62.0%        45.6%        15.9%
                                            ====         ====        =====

  Certain Pooled Companies were organized as Subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions.

NOTE 11--LEASE COMMITMENTS

  The Company leases various types of office facilities, equipment and furniture and fixtures under noncancelable lease agreements, which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                Capital Leases Operating Leases
                                                -------------- ----------------
     1999......................................     $  601         $ 5,670
     2000......................................        601           5,177
     2001......................................        381           3,853
     2002......................................         76           1,948
     2003......................................         45           1,069
     Thereafter................................                        673
                                                    ------         -------
     Total minimum lease payments..............      1,704         $18,390
                                                                   =======
     Less: Amounts representing interest.......       (114)
                                                    ------
     Present value of net minimum lease pay-
      ments including current portion of $564..     $1,590
                                                    ======

  Rent expense for all operating leases for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $5,632, $3,583 and $2,401,
respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Litigation

  The Company and its subsidiaries are involved in various legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

  The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names Jonathan J. Ledecky, a member of the Company's Board of Directors, and certain other executive officers of U.S. Office Products. The plaintiffs allege that Mr. Ledecky and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about U.S. Office Products' accounting methods, the value of U.S. Office Products' stock and U.S. Office Products' intent to spin-off its travel business in the Travel Distribution. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. The Company's management intends to vigorously defend against this lawsuit.

  Mr. Ledecky and U.S. Office Products have also been named as defendants in at least 10 lawsuits which allege that Mr. Ledecky and U.S. Office Products violated various United States securities laws. The plaintiffs generally claim that Mr. Ledecky, on behalf of U.S. Office Products, made a series of materially false and misleading statements in connection with the distributions of the shares of the Company and the other companies that were spun off by U.S. Office Products (the "Spin-Off Companies") and the related tender offer and restructuring. The validity and the amount of the claims made in the lawsuits is uncertain.

  Pursuant to the Distribution Agreement, the Company (and the other Spin-Off Companies) agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in these lawsuits. If U.S. Office Products were entitled to indemnification under the Distribution Agreement, the Company's indemnification obligation, however, would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

Post Employment Benefits

  The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 27, 1998 and December 28, 1997 related to these agreements, as no change of control has occurred.

Travel Distribution

  At the date of the Travel Distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement and may enter into other agreements, including agreements related to referral of customers to one another. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Travel Distribution. Certain of the obligations of the Company and the other Spin-Off Companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other Spin-Off Companies. In addition, the agreements will allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the business travel agency business, between U.S. Office Products and each Spin-Off Company.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

NOTE 12--EMPLOYEE BENEFIT PLANS

  Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. Subsequent to the Travel Distribution, the assets of the Company's employees were rolled over into a separate 401(k) Retirement Plan (the "401(k) Plan") implemented by the Company. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service.

  Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. Within one year following their acquisition by the Company, the assets of these plans are rolled into the Company's 401(k) Plan.

  For the years ended December 27, 1998, December 28, 1997 and December 29, 1996, the Company incurred expenses totaling $678, $277 and $259, respectively, related to this plan.

NOTE 13--STOCKHOLDERS' EQUITY

Capital Contribution by U.S. Office Products

  During the year ended December 27, 1998, U.S. Office Products contributed $1,495 of capital to the Company. The contribution reflects the forgiveness of inter-company debt by U.S. Office Products, as it was agreed that the Company would be allocated only $15,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

Employee Stock Plans

  Prior to the Travel Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan ("the USOP Plan") covering employees of U.S. Office Products. In June 1998, the Company has adopted the 1998 Stock Incentive Plan (the "Plan"), which allows the Company to issue options under the plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 27, 1998, the Company had 744,500 shares available for future option grants.

  The Company replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of common stock of the Company. In order to keep the optionholders in the same economic position immediately before and after the Travel Distribution, the number of U.S. Office Products' options held by Company employees was multiplied by
1.556 and the exercise price of those options was divided by 1.556 for purposes of the replacement options. All option data reflected below has been retroactively restated to reflect the effects of the Travel Distribution.

  The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Had compensation cost for the Company's stock options been

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table:

                                                         For the Year Ended
                                                      -------------------------
                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
     Net income (loss):
       As reported...................................    $2,443       $3,546
       Pro forma.....................................      (112)       3,152
     Net income (loss) per share:
       As reported:
         Basic.......................................    $ 0.19       $ 0.33
         Diluted.....................................    $ 0.18       $ 0.32
       Pro forma:
         Basic.......................................    $(0.01)      $ 0.29
         Diluted.....................................    $(0.01)      $ 0.28

  The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
     Expected life of option..........................   7 years      7 years
     Risk free interest rate..........................      5.56%        6.15%
     Expected volatility of stock.....................     85.06%       62.21%
     Dividends........................................   $     0      $     0

  The weighted-average fair value of options granted was $8.36 and $11.10 for the years ended December 27, 1998 and December 28, 1997, respectively.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

  A summary of option transactions follows:

                                                   Weighted             Weighted
                                                   Average              Average
                                                   Exercise   Options   Exercise
                                         Options    Price   Exercisable  Price
                                        ---------  -------- ----------- --------
Balance at December 29, 1996
Granted................................   886,772   $10.72
Exercised..............................    (9,638)    0.73
Canceled...............................   (14,000)   11.65
                                        ---------
Balance at December 28, 1997...........   863,134    10.82     3,948     $0.73
Granted................................ 2,730,540    10.02
Exercised..............................  (418,682)   10.96
Canceled...............................   (27,011)    9.44
                                        ---------
Balance at December 27, 1998........... 3,147,981   $10.12    77,670     $8.55
                                        =========

  As part of the Travel Distribution, U.S. Office Products allowed optionholders the opportunity to tender up to 23.2% of their outstanding options for a price of $17.36 per share (the pre-Travel Distribution price was $27.00 per share). Of the options exercised in 1998, 418,682 shares were tendered in connection with the Distribution.

  The following table summarizes information about stock options outstanding and exercisable at December 27, 1998:

                                    Options Outstanding     Options Exercisable
                                --------------------------- ---------------------
                                                   Weighted             Weighted
                                          Weighted Average              Average
                                          Average  Exercise             Exercise
       Range of Exercise         Options    Life    Price    Options     Price
             Price              --------- -------- -------- ---------  ----------
$4.56-$6.00....................    63,050   8.88    $ 5.15     37,050   $    4.56
$8.96-$12.65................... 2,974,599   9.26     10.06     32,649       10.75
$14.58-$14.90..................   110,332   8.75     14.64      7,971       14.64
                                ---------                   ---------
$4.56-$14.90................... 3,147,981   9.24    $10.12     77,670   $    8.55
                                =========                   =========

  Under a service agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products agreed that Mr. Ledecky would receive from the Company a stock option for the Company's common stock as of the date of the Travel Distribution. The Board intended the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The option was to cover 7.5% of the outstanding Company common stock determined as of the date of the Travel Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The total number of options issued to Mr. Ledecky in connection with this grant was 823,000 shares with an exercise price equal to the Stock Offering price of $9.00 per share. These options vested immediately but could not be exercised by Mr. Ledecky for one year.

  Immediately following the effective date of the registration statement filed in connection with the Stock Offering and the Travel Distribution, the Company's Board of Directors granted 823,000 options covering 7.5% of the outstanding shares of the Company's common stock, to certain executive management personnel and non-employee directors. The options were granted under the Plan and had a per share exercise price equal to the Stock Offering price of $9.00 per share, and although these options vested immediately, they could not be exercised for one year.

                         NAVIGANT INTERNATIONAL, INC.

                (Dollars In Thousands, Unless Otherwise Noted)

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following presents certain unaudited quarterly financial data for the years ended December 27, 1998 and December 28, 1997:

                                            Year Ended December 27, 1998
                                      ------------------------------------------
                                       First  Second    Third  Fourth    Total
                                      ------- -------  ------- -------  --------
Revenues............................. $37,709 $41,463  $45,059 $47,137  $171,368
Gross Profit.........................  16,089  17,754   18,869  18,922    71,634
Operating income (loss)..............   3,562      33    4,832    (184)    8,243
Net income (loss)....................   1,763    (887)   2,159    (592)    2,443
Per share amounts:
  Basic.............................. $  0.13 $ (0.07) $  0.17 $ (0.05) $   0.19
  Diluted............................ $  0.13 $ (0.07) $  0.17 $ (0.05) $   0.18

                                              Year Ended December 28, 1997
                                         ---------------------------------------
                                          First  Second   Third  Fourth   Total
                                         ------- ------- ------- ------- -------
Revenues................................ $15,485 $17,288 $25,664 $32,480 $90,917
Gross profit............................   6,825   7,768  10,885  12,922  38,400
Operating income........................   1,710   2,487   1,435   1,145   6,777
Net income..............................     826   1,311     929     480   3,546
Per share amounts:
  Basic................................. $  0.08 $  0.12 $  0.08 $  0.04 $  0.33
  Diluted............................... $  0.08 $  0.12 $  0.08 $  0.04 $  0.32

NOTE 15--SUBSEQUENT EVENT

  In February 1999, the Company reached an agreement to acquire a corporate travel management company. The agreed purchase price is approximately $19,000 (subject to adjustment), payable with a combination of cash of approximately $15,200 and notes payable for the balance (payable in the form of stock or cash or both). This agreement is subject to the completion of due diligence and negotiation of definitive terms. In addition, both parties must receive certain approvals and consents before the transaction can be consummated. The Company expects to complete this acquisition in the second quarter of 1999. The acquisition will be accounted for under the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth information concerning each of the directors, executive officers and key employees of Navigant. All directors serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of Navigant's Board of Directors.

   Name                               Age                Position
   ----                               ---                --------
   Edward S. Adams..................   48 Chairman of the Board, Chief
                                          Executive Officer, President and
                                          Director (3)
   Robert C. Griffith...............   49 Chief Financial Officer and Treasurer
   Douglas R. Knight................   41 Chief Operating Officer (4)
   Robert P. Dunlop.................   52 Executive Vice President, Marketing
                                          and Technology
   Michael B. Arrington.............   55 Executive Vice President, Global
                                          Operations
   John S. Coffman..................   37 Vice President and Corporate
                                          Controller
   Eugene A. Over, Jr...............   40 Vice President, General Counsel and
                                          Secretary
   Neville Teagarden................   35 Vice President, Information Systems
   Jonathan J. Ledecky..............   41 Director (1)
   Vassilios Sirpolaidis............   51 Director (3)
   Ned A. Minor.....................   53 Director (2)
   D. Craig Young...................   44 Director (2)

--------
(1)Term expires in 1999.
(2)Term expires in 2000.
(3)Term expires in 2001.
(4)On April 9, 1999, Mr. Knight announced his decision to relinquish his duties as Chief Operating Officer, although he continues to be employed by the Company.

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

  Douglas R. Knight has served as Chief Operating Officer of Navigant since March 1998. Mr. Knight has served as President of McGregor Travel Management, Inc., a subsidiary of Navigant ("McGregor"), since April 1993 and as Chairman of McGregor since October 1997. Mr. Knight joined McGregor in 1987 as Controller and became Vice President of Finance in 1989. From 1984 to 1987, Mr. Knight worked for American Airlines and was responsible for implementing and maintaining American Airline's travel agency accounting system, ADS, in travel agencies across the United States.

  Robert P. Dunlop has served as Executive Vice President, Marketing and Technology, of Navigant since November 1998, and as President of Navigant's Pacific Northwest Region since August 1998. In addition, Mr. Dunlop has served as CEO of Mutual Travel, Inc. ("Mutual Travel"), now a subsidiary of Navigant, since 1985. He entered the travel industry in 1977 as Vice President, Finance for Doug Fox Travel in Seattle, serving as that company's President from 1980 to 1984. Originally from England, Mr. Dunlop was educated as an engineer and lived and worked in South Africa before coming to the United States in 1972 as a management consultant for Touche Ross.

  Michael B. Arrington has served as Executive Vice President of Global Operations of Navigant since November 1998 and as President of Navigant's Central Region since August 1998. Mr. Arrington served as President and Chief Executive Officer of Arrington Travel Center, Inc. ("Arrington Travel") (a subsidiary of Navigant since July 1998) from August 1969 through December 1997, and as Chairman and Chief Executive Officer of Arrington Travel from December 1997 to present. Mr. Arrington served in the U.S. Marine Corps, First Force Reconnaissance Company, 1st Marine Division, from 1962 through 1964. He received his bachelor of arts degree in political science from the University of Illinois at Chicago.

  John S. Coffman, has served as Vice President, Corporate Controller of Navigant since June 1998. Prior to that, Mr. Coffman was a senior manager in the business advisory group of Price Waterhouse LLP. Mr. Coffman began with Price Waterhouse in September 1984. Mr. Coffman is licensed as a certified public accountant in the state of Colorado.

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

  Neville Teagarden has served as Vice President of Information Systems at Navigant since January 1999. Mr. Teagarden served as Manager and subsequently Director of Technology Architecture at Janus Capital Corporation, from May 1996 through January 1999. From 1989 through 1996, Mr. Teagarden worked for Advantage kbs, Inc, an information systems consulting firm. In 1993, Mr. Teagarden was promoted to Manager and given responsibility for the consulting practice in the western half of the United States. Mr. Teagarden has also performed research at the Massachusetts Institute of Technology ("MIT") Artificial Intelligence Laboratory. He received his degree in Computer Science and Engineering from MIT.

  Jonathan J. Ledecky has served as a director of Navigant since June 15, 1998. Mr. Ledecky founded the predecessor to Building One Services Corporation in February 1997 and serves as its Chairman and Chief Executive Officer. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its Chairman of the Board until June 9, 1998, and as its Chief Executive Officer until November 5, 1997. Mr. Ledecky serves as a director of U.S.A. Floral Products, Inc., UniCapital Corporation, Aztec Technology Partners, School Specialty, Inc., Workflow Management, Micro Strategy Corporation, and Building One Services Corporation. Mr. Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly-owned subsidiary of Steelcase Inc. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company and a Senior Vice President at Allied Capital Corporation, an investment management company.

  Vassilios Sirpolaidis has served as a director of Navigant since June 9, 1998. Mr. Sirpolaidis has been President of Mile High Office Supply Company, Inc. ("Mile High") since 1978. U.S. Office Products acquired Mile High in July 1996. Mr. Sirpolaidis has also served as a District President of U.S. Office Products since August 1996 and as President of Arizona Office Products, a subsidiary of U.S. Office Products, since May 1997.

  Ned A. Minor has served as a Director of Navigant since June 9, 1998. Mr. Minor has served as Director, President and Vice-President of Minor & Brown, P.C., a private law firm, since 1977. Mr. Minor is a practicing attorney in the state of Colorado, specializing in the areas of general corporate law and mergers and acquisitions.

  D. Craig Young has served as a Director of Navigant since June 9, 1998. Mr. Young currently serves as Director, President and Chief Executive Officer of Metronet Communications, a telecommunications company. From 1995 through 1998, Mr. Young served as the President and Chief Operating Officer of Brooks Fiber Properties, Inc. Mr. Young served from 1993 to 1995 as Vice President of Custom Business for Ameritech Corp., a telecommunications company based in Chicago, Illinois. Mr. Young also serves on the board of Metronet Communications.

 Section 16 Reports

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Navigant's officers and directors, and persons who beneficially own more than 10% of Navigant Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish Navigant with copies of all Section 16(a) forms they file.

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company, the following are persons who, at any time during the fiscal year, were a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent and prior fiscal years:

   Person                                    Number of Late Reports Transactions
   ------                                    ---------------------- ------------
   Edward S. Adams..........................            1                 2
   Michael B. Arrington.....................            1                 0
   John S. Coffman..........................            2                 2
   Robert P. Dunlop.........................            1                 0

  There are no known failures to file a required Form during the most recent fiscal year.

  As of April 15, 1999, based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company, all directors and officers have filed all forms required to be filed in the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth information with respect to the compensation paid by all persons for services rendered to Navigant and its subsidiaries during the fiscal years ended December 27, 1998 and December 28, 1997 to the Chief Executive Officer and to the other four most highly compensated officers of Navigant (the "Named Officers").

                          Summary Compensation Table

                                                   Annual Compensation
                                          -------------------------------------
                                                                   All Other
       Name and Principal Position        Year  Salary   Bonus  Compensation(1)
       ---------------------------        ---- -------- ------- ---------------
Edward S. Adams.......................... 1998 $295,260     --      $8,873
  Chairman of the Board, Chief Executive  1997  255,995     --       7,640
  Officer, President and Director
Robert C. Griffith....................... 1998  188,333     --       5,458
  Chief Financial Officer and Treasurer   1997  146,689     --       4,700
Douglas R. Knight(2)..................... 1998  251,923     --       2,891
  Chief Operating Officer
Robert P. Dunlop(3)...................... 1998  235,437 $57,971     21,667
  Executive Vice President, Marketing and
  Technology
Michael B. Arrington(4).................. 1998  118,273     --         --
  Executive Vice President, Global
   Operations

--------
(1) Represents automobile expenses paid by Navigant.
(2) Mr. Knight became an employee of Navigant effective October 1997 and became an officer of Navigant effective March 1998.
(3) Mr. Dunlop became an officer of Navigant effective November 1998.
(4) Mr. Arrington became an employee of Navigant effective July 1998 and became an officer of Navigant effective November 1998.

 Option Grants

  The following table sets forth certain information regarding options to acquire Navigant Common Stock granted to the Named Officers during the fiscal year ended December 27, 1998.

                      Options Granted in Fiscal Year 1998

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rate of Stock
                            Options Granted in                              Price Appreciation for
                             Fiscal Year 1998                                 Option Term(4)(5)
                         ----------------------------                       ----------------------
                                    Percent of Total
                         Options     Options Granted  Exercise   Expiration
Name                     Granted    in Fiscal Year(2)  Price        Date        5%         10%
----                     -------    ----------------- --------   ---------- ---------- -----------
Edward S. Adams......... 746,667(1)       27.3         $11.89(3)  3/20/08   $4,486,781 $11,370,384
                         376,500          13.8           9.00     6/10/08    2,131,009   5,400,396
Robert C. Griffith...... 186,667(1)        6.8          11.89(3)  3/20/08    1,205,412   3,054,751
                         111,000           4.0           9.00     6/10/08      628,266   1,592,149
Douglas R. Knight.......  52,500           1.9           9.00     6/10/08      297,153     753,043
Robert P. Dunlop........  25,000           0.9           9.00     6/10/08      141,501     358,592
Michael B. Arrington....     --            --             --          --           --          --

--------
(1) Options were granted by U.S. Office Products to acquire U.S. Office Products common stock, and were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution. Of these options granted by U.S. Office Products in 1998, 146,634 of Mr. Adams' options and 25,463 of Mr. Griffith's options were repurchased with U.S. Office Products' tender of 23.2% of outstanding shares and options in connection with its strategic restructuring and these options were not replaced with options to acquire Navigant Common Stock.
(2) Based on options granted in 1998 to purchase an aggregate of 2,730,540 shares of Navigant Common Stock.
(3) The original exercise prices of the options to acquire U.S. Office Products common stock were $18.50 per share, which exercise prices were adjusted when they were replaced with options to acquire Navigant Common Stock in connection with the Travel Distribution to be $11.89.
(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent Navigant's estimate or projection of the future Navigant Common Stock price.
(5) Excludes the options that were repurchased by U.S. Office Products immediately prior to the Travel Distribution (see note (1) above).

 Option Exercises and Holdings

  The following table sets forth certain information regarding option exercises and unexercised options held by the Named Officers at December 27, 1998.

      Aggregated Option Exercises in Fiscal Year Ended December 27, 1998
                    and Fiscal Year-End 1998 Option Values

                                                          Number of Unexercised     Value of Unexercised
                                                             Options Held at       In-the-Money Options at
                                                            December 27, 1998        December 27, 1998
                                                        ------------------------- -------------------------
                         Shares Acquired     Value
                         on Exercise (1) Realized($)(2) Exercisable Unexercisable Exercisable Unexercisable
          Name           --------------- -------------- ----------- ------------- ----------- -------------
Edward S. Adams.........     181,634       $1,067,428       --         976,533        --           --
Robert C. Griffith......      48,796          316,586       --         272,204        --           --
Douglas R. Knight.......         --               --        --          52,500        --           --
Robert P. Dunlop........         --               --        --          25,000        --           --
Michael B. Arrington....         --               --        --             --         --           --

--------
(1) Options were repurchased with U.S. Office Products' tender of 23.2% of outstanding shares and options for $17.36 per share post-Travel Distribution ($27.00 prior to the Travel Distribution) in connection with its strategic restructuring.
(2) Values stated are the bargain element recognized in 1998, which is the difference between the option price and the market price (or price tendered by U.S. Office Products) at the time of exercise.

 1998 Stock Incentive Plan

  Navigant has adopted the 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of Navigant by providing employees with incentives to improve stockholder value and contribute to the growth and financial success of Navigant. The Plan also allows Navigant to attract, retain and reward highly motivated and qualified employees. The maximum percentage of shares of Navigant Common Stock that may be issued with respect to awards granted under the Plan is 30% of the outstanding Navigant Common Stock. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,100,000 shares. The Compensation Committee of the Board of Directors administers the Plan. All employees of Navigant and its subsidiaries, as well as non-employee directors of Navigant, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

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

 Compensation of Directors

  Non-management directors are compensated with $10,000 of airline tickets and other travel accommodations for their services as directors. In addition, such directors will be paid $2,500 in cash for each committee of the Board of Directors on which they serve and may be granted Navigant Options under the Plan. Non-management directors will also be reimbursed for all out-of-pocket expenses related to their service as directors.

  On June 10, 1998, Jonathan J. Ledecky received a stock option pursuant to the Plan to purchase 822,671 shares of Common Stock at the exercise price of $9.00 per share. The option expires on June 9, 2008, and was granted to Mr. Ledecky in order to compensate Mr. Ledecky for services to Navigant as an employee.

  On June 10, 1998, each of Ned A. Minor, Vassilios Sirpolaidis and D. Craig Young received a stock option pursuant to the Plan to purchase 10,000 shares of Common Stock at the exercise price of $9.00 per share. The options expire on June 9, 2008.

 Ledecky Services Agreement

  Jonathan J. Ledecky entered into a services agreement (the "Ledecky Services Agreement") with U.S. Office Products on January 13, 1998, which agreement was amended as of June 8, 1998. The principal terms of the Ledecky Services Agreement, as amended, are summarized below.

  The Ledecky Services Agreement, which continues through June 30, 2001, provides that Mr. Ledecky will provide high-level acquisition negotiation services and strategic business advice to the Board of Directors of U.S. Office Products.

  Navigant entered into an employment agreement with Mr. Ledecky, effective as of June 10, 1998, that implemented its assigned portion of the Ledecky Services Agreement. Under the employment agreement, Mr. Ledecky will report to the Board of Directors and senior management of Navigant. In such capacity, Mr. Ledecky will provide high-level acquisition negotiations services and strategic business advice. Navigant can require Mr. Ledecky's performance of such services, consistent with his other contractual obligations to Consolidation Capital Corporation, U.S. Office Products and the other Spin-Off Companies. As an employee, Mr. Ledecky will also be subject to the generally applicable personnel policies of Navigant and will be eligible for such benefit plans in accordance with their terms. Navigant will pay Mr. Ledecky an annual salary of $48,000 for up to two years. Navigant may terminate Mr. Ledecky's employment with "cause," where cause includes (1) his conviction of or guilty or nolo contendere plea to a felony demonstrably and materially injurious to Navigant or (2) his violation of the non-competition provision as it relates to Navigant.

  The Ledecky Services Agreement provides for non-competition and non-solicitation restrictions that continue, in the case of Navigant, until the later of June 10, 2000 or the date one year after Mr. Ledecky leaves Navigant's employ. These provisions generally restrict Mr. Ledecky from, among other things, investing in or working for, or on behalf of, any business selling any products or services in direct competition with U.S. Office Products or the Spin-Off Companies (collectively, the "U.S. Office Products Companies"), within 100 miles of any location where the relevant U.S. Office Products Company regularly maintains an office with employees. (For this purpose, "products or services" are those that U.S. Office Products offered on January 13, 1998). Notwithstanding this prohibition, Mr. Ledecky may serve in a policy-making role (but not engage in direct personal competition) with respect to certain businesses including: (1) businesses providing Internet access services and (2) U.S. Marketing Services' incentive marketing businesses (as currently publicly described to include travel incentives), but Mr. Ledecky must cease serving as a director and be solely an investor after that company is public. The Ledecky Services Agreement prohibits Mr. Ledecky from trying to hire away managerial employees of the U.S. Office Products Companies or calling upon customers of the U.S. Office Products Companies to solicit or sell products or services in direct competition with the U.S. Office Products Companies. Navigant can enforce the non-competition provision described above as it applies to Navigant.

 Employment Contracts and Related Matters

  On June 9, 1998, Mr. Adams' employment agreement with PTC was assigned to Navigant and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Adams is entitled to receive minimum annual compensation of $300,000. In addition, Mr. Adams is entitled to receive incentive bonuses as determined by Navigant's Board of Directors, all perquisites and benefits customarily provided by Navigant to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed

$712 per month). If Mr. Adams' employment is terminated for any reason other than cause, Mr. Adams is entitled to receive his base salary and benefits for the longer of (1) six months from the date of termination or (2) the remaining time under the initial term of the employment agreement (subject to a right of offset if Mr. Adams secures other employment during the period that payment is continuing under the agreement). The employment agreement also prohibits Mr. Adams from engaging in certain activities deemed competitive with Navigant or its affiliates during the duration of his employment with Navigant and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Adams continues to receive severance payments from Navigant.

  On June 9, 1998, Mr. Griffith's employment agreement with PTC was assigned to Navigant and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Griffith is entitled to receive minimum annual compensation of $200,000. In addition, Mr. Griffith is entitled to receive incentive bonuses as determined by Navigant's Board of Directors, all perquisites and benefits customarily provided by Navigant to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $438 per month). In the event that Mr. Griffith's employment is terminated for any reason other than cause, Mr. Griffith's employment agreement provides that Mr. Griffith is entitled to receive his base salary and benefits for the longer of (1) four months from the date of termination or
(2) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Griffith secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Griffith from engaging in certain activities deemed competitive with Navigant or its affiliates during the duration of his employment with Navigant and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Griffith continues to receive severance payments from Navigant.

  On June 9, 1998, Mr. Knight's employment agreement with McGregor was assigned to Navigant and amended. As amended, the agreement provides for a term of two years, and provides that Mr. Knight is entitled to receive minimum annual compensation of $250,000. In addition, Mr. Knight is entitled to receive all perquisites and benefits customarily provided by Navigant to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $550 per month). In the event that Mr. Knight's employment is terminated without cause, Mr. Knight's employment agreement provides that Mr. Knight is entitled to receive severance compensation at the rate of $250,000 per year for whatever time period is remaining under the term of the agreement, subject to a right of offset if Mr. Knight secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Knight from engaging in certain activities deemed competitive with Navigant or its affiliates during the duration of his employment with Navigant and for the longer of (1) a period of one year thereafter or (2) as long as Mr. Knight continues to receive severance payments from Navigant.

  On April 25, 1997, Mr. Dunlop entered into an employment agreement with Mutual Travel. The agreement provides for a two-year term, with an additional year at the option of Mutual Travel, and a base salary of $250,000 per year. In addition, Mr. Dunlop is entitled to receive incentive bonuses as determined by Navigant's Board of Directors, and all perquisites and benefits customarily provided by Mutual Travel to its employees. If Mr. Dunlop's employment is terminated without cause, Mr. Dunlop is entitled to receive his base salary for the longer of (1) three months from the date of termination and (2) the time period remaining under the initial term of the employment agreement, subject to a right of offset if Mr. Dunlop secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Dunlop from engaging in certain activities deemed competitive with Mutual Travel or its affiliates during the duration of his employment with Mutual Travel or its affiliates and for the longer of (1) a period of one year thereafter or (2) as long as Mr. Dunlop continues to receive severance payments from Mutual Travel.

  On July 28, 1998, Mr. Arrington entered into an employment agreement with Arrington Travel. The agreement provides for an initial four-year term, with successive one-year extensions at the option of Arrington Travel, and a base salary of $250,000 per year. In addition, Mr. Arrington is entitled to participate in any incentive bonus plan adopted by Navigant for all of its senior regional executives, and all perquisites and benefits customarily provided by Arrington Travel to its employees. If Mr. Arrington's employment is terminated without cause, Mr. Arrington is entitled to receive his base salary for the longer of (1) three months from the date of termination and (2) the time period remaining under the initial term of the employment agreement, subject to a right of offset if Mr. Arrington secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Arrington from engaging in certain activities deemed competitive with Arrington Travel or its affiliates during the duration of his employment with Arrington Travel or its affiliates and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Arrington continues to receive severance payments from Arrington Travel.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth the number and percentage of outstanding shares of Navigant Common Stock beneficially owned as of December 27, 1998, by
(1) all persons known by Navigant to own beneficially more than 5% of Navigant's Common Stock, (2) each director and each executive officer of Navigant, and (3) all directors and executive officers of Navigant as a group. All persons listed below have sole voting and investment power with respect to their shares of Common Stock unless otherwise indicated.

                                          Number of Shares of
                                               Navigant       Percent of Navigant
   Name and Address of Beneficial Owner      Common Stock     Common Stock (1)(2)
   ------------------------------------   ------------------- -------------------
   Edward S. Adams (3).................          122,986                *
   Robert C. Griffith (4)..............            1,000                *
   Douglas R. Knight (5)...............           53,322                *
   Robert P. Dunlop (6)................           27,573                *
   Michael B. Arrington................              --               --
   John S. Coffman (7).................            1,000                *
   Eugene A. Over, Jr. (7).............              --               --
   Neville Teagarden...................              --               --
   Jonathan J. Ledecky (8).............          186,391              1.4%
   Vassilios Sirpolaidis (9)...........          140,170              1.1%
   Ned Minor (10)......................            2,000                *
   D. Craig Young (10).................            4,100                *
   All current executive officers and
    directors as a
    group (12 persons)(11).............          538,542              4.1%
   5% Stockholders
   The Baupost Group, LLC (12).........        2,194,241             16.8%
    44 Brattle Street, 5th Floor
    P.O. Box 389125
    Cambridge, MA 02238-9125
   Capital Research and Management Com-
    pany (13)..........................          940,000              7.2%
    333 South Hope Street
    Los Angeles, CA 90071
   SMALLCAP World Fund, Inc. (14)......          840,000              6.4%
    333 South Hope Street
    Los Angeles, CA 90071

--------
 *Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Navigant Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 27, 1998 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
 (2) Percentage of ownership is based on 12,929,000 shares of Navigant Common Stock outstanding at December 27, 1998 and 137,375 shares of Navigant Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 27, 1998 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
 (3) Includes 12,353 shares held by Marcono, LLC; Mr. Adams disclaims beneficial ownership of these shares except for his pecuniary interest therein. Excludes 976,533 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
 (4) Excludes 272,204 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
 (5) Includes 1,408 shares of Navigant Common Stock held by DeFranco & Knight, LLC; Mr. Knight disclaims beneficial ownership of these shares except for his pecuniary interest therein. Excludes 52,500 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
 (6) Excludes 25,000 shares of Navigant Common Stock which may be acquired upon the exercise of options which are not exercisable within 60 days following December 27, 1998.
 (7) Excludes 50,000 shares of Navigant Common Stock which may be acquired upon the exercise of options which are not exercisable within 60 days following December 27, 1998
 (8) Excludes 822,671 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
 (9) Excludes 10,000 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
(10) Excludes 10,000 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
(11) Excludes 2,278,908 shares of Navigant Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 27, 1998.
(12) The Baupost Group, LLC is a registered investment adviser. SAK Corporation is the Manager of the Baupost Group, L.L.C. Seth A. Klarman, as the sole director of SAK Corporation and a controlling person of Baupost Group, LLC, may also be deemed to have beneficial ownership of these securities. These securities include securities purchased on behalf of a registered investment company and various limited partnerships.
(13) Capital Research and Management Company is a registered investment adviser.
(14) SMALLCAP World Fund, Inc. is a registered investment company which is advised by Capital Research and Management Company.

  There has been no change in control of Navigant since the beginning of its last fiscal year, and there are no arrangements known to Navigant, including any pledge of securities of Navigant, the operation of which may at a subsequent date result in a change in control of Navigant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On January 24, 1997, U.S. Office Products acquired PTC, which is now a wholly-owned subsidiary of Navigant, from Edward S. Adams, Navigant's Chairman of the Board, Chief Executive Officer and President, for 725,923 shares of U.S. Office Products common stock (which now represent 72,592 shares of Common Stock) valued at $22.725 per share (the "PTC Acquisition"). In connection with the PTC Acquisition, PTC also entered into an employment agreement, as amended, with Mr. Adams at an annual base salary of $300,000 per year and an employment agreement, as amended, with Robert C. Griffith, Navigant's Chief Financial Officer and Treasurer, at an annual base salary of $200,000 per year. Navigant believes that the terms of these transactions are as favorable as could be negotiated with third parties.

  On January 24, 1997, in a transaction related to the PTC Acquisition, PTC acquired a commercial office building at 84 Inverness Circle East, Englewood, Colorado from Marcono LLC ("Marcono"), a Colorado limited liability company, for an aggregate purchase price of approximately $3.4 million, consisting of 68,154 shares of U.S. Office Products common stock (which now represent 6,815 shares of Navigant Common Stock) valued at $22.725 per share and PTC's assumption of certain notes from Marcono in the aggregate amount of $1,846,721. Marcono is owned as follows: 2% by Edward S. Adams, 2% by Mr. Adams' wife and 48% by each of two trusts established for the benefit of Mr. Adams' two children. Vassilios Sirpolaidis, a director of Navigant, is the trustee of the two trusts. Prior to the purchase of the office building by PTC, PTC leased the office building from Marcono for approximately $22,000 per month. The office building purchased by PTC is used as its headquarters and as the headquarters of Navigant. Navigant believes that the terms of this transaction are as favorable as could be negotiated with third parties.

  On October 24, 1997, U.S. Office Products acquired McGregor, which is now a wholly-owned subsidiary of Navigant, from its stockholders for 1,255,008 shares of U.S. Office Products common stock (which now represent 125,501 shares of Navigant Common Stock) valued at $24.54 per share (the "McGregor Acquisition"). One of McGregor's beneficial owners was Douglas R. Knight, who was Navigant's Chief Operating Officer. In connection with the McGregor Acquisition, Mr. Knight received 676,265 shares of U.S. Office Products common stock (which now represent 67,626 shares of Navigant Common Stock) valued at $24.54 per share. Also in connection with the McGregor Acquisition, McGregor entered into an employment agreement with Mr. Knight at an annual base salary of $250,000 per year. Navigant believes that the terms of this transaction are as favorable as could be negotiated with third parties.

  On October 28, 1997, in a transaction related to the McGregor Acquisition, McGregor acquired portions of an office building at 112 Prospect Street, Stamford, Connecticut from DeFranco & Knight, LLC for an aggregate purchase price of approximately $1,035,000, consisting of 18,336 shares of U.S. Office Products common stock (which now represent 1,834 shares of Navigant Common Stock) valued at $24.54 per share and McGregor's assumption of a note from DeFranco & Knight LLC in the approximate amount of $585,000. Mr. Knight is a 50% owner of DeFranco & Knight, LLC. Navigant believes that the terms of this transaction are as favorable as could be negotiated with third parties.

  Mr. Knight is a partner in an emergency travel service provider that contracts with McGregor to provide emergency travel service to clients of McGregor at a rate of $12.00 per emergency call. During the fiscal year ended December 27, 1998, McGregor paid approximately $533,092 to such emergency travel service provider.

  On April 25, 1997, U.S. Office Products acquired Mutual Travel, which is now a wholly-owned subsidiary of Navigant, from its stockholders for 1,031,754 shares of U.S. Office Products common stock (which now represent approximately 103,175 shares of Navigant Common Stock) valued at $15.242 per share (the "Mutual Acquisition"). One of Mutual Travel's beneficial owners was Robert Dunlop, who is now Navigant's Executive Vice President, Marketing and Technology. In connection with the Mutual Acquisition, Mr. Dunlop received approximately 345,637 shares of U.S. Office Products common stock (which now represent approximately 34,564 shares of Navigant Common Stock). Mutual Travel also entered into an employment agreement with Mr. Dunlop at an annual base salary of $250,000 per year. Navigant believes that the terms of these transactions are as favorable as could be negotiated with third parties.

  On July 28, 1998, PTC, a wholly-owned subsidiary of Navigant, acquired Arrington Travel from Michael B. Arrington, Navigant's Executive Vice President, Global Operations, for $17,097,911 (the "ATC Acquisition"). In connection with the ATC Acquisition, Arrington Travel also entered into an employment agreement with Mr. Arrington at an annual base salary of $250,000 per year. Navigant believes that the terms of these transactions are as favorable as could be negotiated with third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statement Schedules:
    Not applicable

(b) Reports on Form 8-K:
        The Company filed a report on Form 8-K that was subsequently amended by a Form 8-K/A dated October 9, 1998, covering the acquisition by the Company of Arrington Travel Center, Inc. on July 28, 1998.

        The Company filed a report on Form 8-K dated September 30, 1998 that was subsequently amended by a Form 8-K/A dated November 30, 1998, covering the acquisition by the Company of World Express Travel, Inc. on September 17, 1998.

(c) Exhibits:

                                 Exhibit Index

  Exhibit
   Number   Description of Document
  -------   -----------------------
  2.1+      Stock Purchase Agreement dated July 28, 1998 by and among Navigant
            International, Inc., Professional Travel Corporation, Arrington
            Travel Center, Inc. and Michael B. Arrington.
  2.2++     Interest Purchase Agreement dated July 24, 1998 by and among
            Navigant International, Inc., Professional Travel Corporation,
            Atlas Travel Services, Ltd., Ariel Leibovitz, Doreen N. Leibovitz
            and Gary Pearce.
  2.3+++    Stock Purchase Agreement dated September 17, 1998 by and among
            Navigant International, Inc., Professional Travel Corporation,
            World Express Travel, Inc. and Robert B. Acree.
  3.1++++   Form of Amended and Restated Certificate of Incorporation
  3.2++++   Bylaws
  3.3++++   Form of Amendment to Bylaws
  4.1++++   Form of certificate representing shares of Common Stock
 10.1++++   Form of Distribution Agreement among U.S. Office Products Company,
            Workflow Management, Inc., Aztec Technology Partners, Inc.,
            Navigant International, Inc. and School Specialty, Inc.
 10.2++++   Form of Tax Allocation Agreement among U.S. Office Products
            Company, Workflow Management, Inc., Aztec Technology Partners,
            Inc., Navigant International, Inc. and School Specialty, Inc.
 10.3++++   Form of Tax Indemnification Agreement among Workflow Management,
            Inc., Aztec Technology Partners, Inc., Navigant International, Inc.
            and School Specialty, Inc.
 10.4++++   Employment Agreement dated as of January 24, 1997 between Edward S.
            Adams and Professional Travel Corporation.
 10.5++++   Employment Agreement dated as of January 24, 1997 between Robert C.
            Griffith and Professional Travel Corporation.
 10.6++++   Employment Agreement dated as of October 24, 1997 between McGregor
            Travel Management, Inc. and Douglas R. Knight.
 10.7++++   Form of Agreement between U.S. Office Products and Jonathan J.
            Ledecky, as amended.
 10.8++++   Form of Employee Benefits Agreement among U.S. Office Products
            Company, Workflow Management, Inc., Aztec Technology Partners,
            Inc., Navigant International, Inc. and School Specialty, Inc.
 10.9++++   Form of Agent Reporting Agreement with Airline Reporting Company.
 10.10++++  Form of Employment Agreement between Jonathan J. Ledecky and
            Navigant International, Inc.
 10.11++++  Form of 1998 Stock Incentive Plan of Navigant International, Inc.
 10.12+++++ Credit Agreement dated as of June 9, 1998 between NationsBank,
            N.A., as Agent, and Navigant International, Inc.
 10.13++++  Form of Amendment to Employment Agreement between Edward S. Adams,
            Professional Travel Corporation and Navigant International, Inc.
 10.14++++  Form of Amendment to Employment Agreement between Robert C.
            Griffith, Professional Travel Corporation and Navigant
            International, Inc.
 10.15++++  Form of Amendment to Employment Agreement between Douglas R.
            Knight, McGregor Travel Management, Inc. and Navigant
            International, Inc.
 21.1++++   Subsidiaries of Registrant
 24.1       Power of Attorney (included on signature page hereto)
 27.1       Financial data schedule

--------

+ Incorporated by reference from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October 9, 1998.
++ Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended July 25, 1998, filed with the Securities and Exchange Commission on September 8, 1999.
+++ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on November 30, 1998.
++++ Incorporated by reference herein from Navigant's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
+++++ Incorporated by reference herein from Navigant's Report on Form 10-K for the fiscal year ended April 25, 1998 filed with the Securities and Exchange Commission on July 21, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: April 26, 1999.

                                        NAVIGANT INTERNATIONAL, INC.
                                        a Delaware corporation


                                        By:  /s/ Edward S. Adams
                                           _________________________________
                                           Name:  Edward S. Adams
                                           Title: Chairman of the Board,
                                                  Chief Executive Officer,
                                                  President and Director
                                                  (Principal Executive Officer)

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 26, 1999.


                                        By:  /s/ Robert C. Griffith
                                           _________________________________
                                           Name:  Robert C. Griffith
                                           Title: Chief Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)


                                        By:  /s/ Eugene A. Over, Jr.
                                           _________________________________
                                           Name:  Eugene A. Over, Jr.
                                           Title: General Counsel and
                                                  Secretary


                                        By:  /s/ Jonathan J. Ledecky
                                           _________________________________
                                           Name:  Jonathan J. Ledecky
                                           Title: Director

                                                 /s/ Vassilios Sirpolaidis
                                          By: _________________________________
                                              Name:  Vassilios Sirpolaidis
                                              Title: Director

                                                 /s/ Ned A. Minor
                                          By: _________________________________
                                              Name:  Ned A. Minor
                                              Title: Director

                                                 /s/ D. Craig Young
                                          By: _________________________________
                                              Name:  D. Craig Young
                                              Title: Director