Form 10-Q
period 1999-03-28
NAVIGANT INTERNATIONAL INC
filed 1999-05-11
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________________

          Commission file number 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                       52-2080967
-------------------------------------------           --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        84 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                                    80112
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number:  (303) 706-0800
                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes      X     No _________
                                                -------

          As of April 30, 1999, the Registrant had outstanding 12,911,000 shares of its common stock, par value $0.001 per share.

                              INDEX TO FORM 10-Q
                              ------------------

PART I.  FINANCIAL INFORMATION:

     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheet -
                  March 28, 1999 (Unaudited) and December 27, 1998......         3

                Consolidated Statement of Income (Unaudited) -
                  Three Months Ended March 28, 1999 and March 29, 1998..         4

                Consolidated Statement of Cash Flows (Unaudited) -
                  Three Months Ended March 28, 1999 and March 29, 1998..         5

                Notes to Consolidated Financial Statements..............     6 - 7

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................     8 -14

     Item 3.    Quantitative and Qualitative Disclosures
                  about Market Risks....................................        15

PART II. OTHER INFORMATION:

     Item 1.    Legal Proceedings.......................................        16
     Item 2.    Changes in Securities...................................        16
     Item 3.    Defaults Upon Senior Securities.........................        16
     Item 4.    Submission of Matters to a Vote of Security Holders.....        16
     Item 5.    Other Information.......................................        17
     Item 6.    Exhibits and Reports on Form 8-K........................        17

     SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        March 28, 1999        December 27, 1998
                                                                                     ---------------------  ----------------------
                                     ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents.................................................              $    239                $    315
   Accounts receivable, less allowance for doubtful accounts of $400 and
     $413, respectively......................................................                29,068                  27,744
   Prepaid expenses and other current assets.................................                 2,811                   2,517
   Deferred income taxes.....................................................                 2,728                   2,610
                                                                                           --------                --------
       Total current assets..................................................                34,846                  33,186

Property and equipment, net..................................................                22,251                  21,569
Intangible assets, net.......................................................               150,796                 150,554
Other assets.................................................................                 1,870                   1,539
                                                                                           --------                --------
       Total assets..........................................................              $209,763                $206,848
                                                                                           ========                ========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
   Short-term portion of long-term debt......................................              $  3,937                $  4,437
   Short-term portion of capital lease obligations...........................                   564                     564
   Accounts payable..........................................................                 2,623                   2,875
   Accrued compensation......................................................                 5,804                   5,907
   Accrued income taxes......................................................                 1,580                   1,334
   Other accrued liabilities.................................................                14,739                  16,861
                                                                                           --------                --------
       Total current liabilities.............................................                29,247                  31,978

Long-term debt, net of short-term portion....................................                54,128                  56,436
Capital lease obligations....................................................                   839                   1,026
Deferred income taxes........................................................                   849                     835
Other long-term liabilities..................................................                 7,242                   2,448
                                                                                           --------                --------
       Total liabilities.....................................................                92,305                  92,723

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     12,911,000 issued and outstanding (12,929,000 at December 27, 1998).....                    13                      13
   Additional paid-in-capital................................................               112,838                 112,939
   Accumulated other comprehensive income....................................                  (124)                    (95)
   Retained earnings.........................................................                 4,731                   1,268
                                                                                           --------                --------
       Total stockholders' equity............................................               117,458                 114,125
                                                                                           --------                --------
       Total liabilities and stockholders' equity............................              $209,763                $206,848
                                                                                           ========                ========

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          For the Three Months Ended
                                                                       March 28, 1999    March 29, 1998
                                                                       --------------    --------------
                                                                         (Unaudited)       (Unaudited)
Revenues.......................................................        $       54,603    $       37,709
Operating expenses.............................................                30,472            21,620
                                                                       --------------    --------------
     Gross profit..............................................                24,131            16,089

General and administrative expenses............................                14,485            10,960
Depreciation and amortization expense..........................                 2,423             1,567
                                                                       --------------    --------------
     Operating income..........................................                 7,223             3,562

Other (income) expenses:
  Interest expense.............................................                 1,095               195
  Interest income..............................................                    (7)              (82)
  Other........................................................                    24               (67)
                                                                       --------------    --------------
Income before provision for income taxes.......................                 6,111             3,516
Provision for income taxes.....................................                 2,648             1,753
                                                                       --------------    --------------
Net income.....................................................        $        3,463    $        1,763
                                                                       ==============    ==============
Other comprehensive income:
Foreign currency translation adjustment                                           (29)               65
                                                                       --------------    --------------
Comprehensive income                                                   $        3,434    $        1,828
                                                                       ==============    ==============

Weighted average number of common shares outstanding:
  Basic........................................................                12,916            13,364
  Diluted......................................................                12,923            13,582

Net income per share:..........................................
  Basic........................................................        $         0.27    $         0.13
  Diluted......................................................        $         0.27    $         0.13

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           For the Three Months Ended
                                                                       March 28, 1999      March 29, 1998
                                                                       --------------      --------------
                                                                         (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income................................................           $        3,463      $        1,763
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation and amortization expense....................                    2,423               1,567
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
    Accounts receivable.....................................                   (1,324)               (890)
    Prepaid expenses and other assets.......................                     (625)                 48
    Accounts payable........................................                     (252)               (614)
    Accrued liabilities.....................................                   (3,260)             (1,326)
    Other long-term liabilities.............................                    4,794                (161)
                                                                       --------------      --------------
     Net cash provided by operating activities..............                    5,219                 387
                                                                       --------------      --------------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                   (1,762)             (1,639)
                                                                       --------------      --------------
     Net cash used in investing activities..................                   (1,762)             (1,639)
                                                                       --------------      --------------

Cash flows from financing activities:
  Payments of long-term debt................................                   (3,277)             (2,296)
  Repurchase of common stock................................                     (101)
  Net advances from U.S. Office Products Company............                                        5,343
                                                                       --------------      --------------
     Net cash provided by (used in) financing activities....                   (3,378)              3,047
                                                                       --------------      --------------

Effect of exchange rate changes on cash.....................                     (155)                (30)

Net increase (decrease) in cash and cash equivalents........                      (76)              1,765
Cash and cash equivalents at beginning of period............                      315               6,048
                                                                       --------------      --------------
Cash and cash equivalents at end of period..................           $          239      $        7,813
                                                                       ==============      ==============

Supplemental disclosures of cash flow information:
  Interest paid.............................................           $        1,029      $          175
  Income taxes paid.........................................           $        2,806      $          747

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

     The Company's operations are primarily concentrated in one market segment - airline travel - and its customers are geographically diverse with no single customer base concentrated in a single industry. Management considers a downturn in this market segment to be unlikely. The Company's operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company's corporate customers and the related financial information is not separately stated in the Company's internal reports.


NOTE 2--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 28, 1999, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 28, 1999, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Effective for the December 27, 1998 reporting period, the Company changed its fiscal year from a fiscal year ending on the last Saturday in April to a fiscal year ending on the last Sunday in December. The financial statements have been restated from the previously reported results to conform to this change.


NOTE 3--BUSINESS COMBINATIONS

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

     The following presents the unaudited pro forma results of operations of the Company for the three months ended March 29, 1998 and includes the results of the companies acquired as if all such purchase acquisitions had been made at the beginning of the period presented. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets acquired and adjustments in executive compensation of $385 and $(129) for the three months ended March 29, 1998 and the inclusion of a federal income tax provision on all earnings:

                                                   For the Three
                                                   Months Ended
                                                  --------------
                                                  March 29, 1998
                                                  --------------
                                                    (Unaudited)
     Revenues............................         $       53,200
     Net income..........................         $        3,062
     Net income per share - basic........         $         0.24
     Net income per share - diluted......         $         0.24

     The unaudited pro forma results of operation are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the fiscal period or the results which may occur in the future.


NOTE 4--NON-RECURRING CHARGES

     The Company implemented a cost reduction measure that commenced in November 1998 and resulted in the Company's recording a restructuring charge of $3.18 million in November and December 1998. Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 11 facilities have been closed or consolidated and approximately 46 employees have been terminated. The activity in the restructuring liability during the three months ended March 28, 1999 is as follows:

                                                     Employee          Facility
                                                  Severance and      Closures and
                                                Termination Costs   Consolidation     Total
     Balance at December 27, 1998..........         $     659          $     958    $   1,617
     Payments..............................               (42)              (332)        (374)
     Non-cash usage........................                                  (53)         (53)
                                                    ---------          ----------   ----------
     Balance at March 28, 1999.............         $     617          $     573    $   1,190
                                                    =========          ==========   ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

     Statements contained in this Quarterly Report on Form 10-Q which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel management companies by corporate customers, the use of co-branding involving the Company's subsidiaries, the Company's Year 2000 compliance, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost reduction measures and fluctuations in the Company's quarterly results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest methods to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future customers, any loss or modification of material contracts the Company has with travel suppliers or current customers, the Company's Year 2000 compliance, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, the risk factor set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues" of this Quarterly Report on Form 10-Q and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

INTRODUCTION

     The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

     The Company's consolidated financial statements include the results of operations for the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies") from their respective dates of acquisition.

Sources of Revenue

     Historically, arrangements between corporate travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, corporate travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. In 1995, the airlines instituted a commission cap of $50 on round-trip domestic tickets and $25 on one-way domestic tickets. In October 1997, the airlines cut the base commission on domestic and international tickets from 10% to 8% of the ticket price. The Company and other travel management companies were significantly affected by these commission reductions, particularly the October 1997 reduction, which resulted in a decrease in gross revenue per transaction.

     In response to the reduction in airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with a significant number of its clients. Although the terms of the Company's management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company charges between $10 and $35 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

     In October 1998, the airlines instituted a commission cap of $100 on round-trip international tickets and $50 on one-way international tickets. The Company believes that its management contracts and service fee arrangements should minimize the financial impact of this commission cap, as well as any future changes in the airline commission rates. The Company believes that at least 65% of its total transactions are currently generated from clients under management contracts and service fee arrangements.

     The Company has entered into agreements with major airlines for the payment of "incentive override" commissions in addition to the base commissions described above. Under these agreements, the airlines generally pay additional commissions on domestic and international air travel if the volume of the Company's ticket sales surpasses specified thresholds, which typically are based on the airlines' share of the relevant markets.

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 66.0% of total direct operating expenses in the three months ended March 28, 1999), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 56.6% of total general and administrative expenses in the three months ended March 28, 1999), occupancy costs and other costs.

1998 Non-Recurring Charges

     As part of the Company's increased focus on operational matters in 1998, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company's recording an aggregate restructuring charge of $3.18 million in November and December 1998.

Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 11 facilities have been closed or consolidated and approximately 46 employees have been terminated.


RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of revenues for the three months ended March 28, 1999 and March 29, 1998.

                                                                For the Three Months Ended
                                                                --------------------------
                                                                March 28,         March 29,
                                                                  1999              1998
                                                                 ------            ------
Revenues..............................................            100.0%            100.0%
Operating Expenses....................................             55.8              57.3
                                                                 ------            ------
   Gross profit.......................................             44.2              42.7
General and administrative expenses...................             26.5              29.1
Depreciation and amortization expense.................              4.4               4.2
                                                                 ------            ------
   Operating income...................................             13.3               9.4
Interest expense, net.................................              2.1               0.3
Other (income) expense................................                               (0.2)
                                                                                   ------
Income before provision for income taxes..............             11.2               9.3
Provision for income taxes............................              4.8               4.6
                                                                 ------            ------
Net income............................................              6.4%              4.7%
                                                                 ======            ======

REVENUES

     Consolidated revenues increased 44.8%, from $37.7 million for the three months ended March 29, 1998 to $54.6 million for the three months ended March 28, 1999. This increase was primarily due to the inclusion of the revenues from the 1998 Purchased Companies from their respective dates of acquisition.

GROSS PROFIT

     Gross profit increased 50.0%, from $16.1 million, or 42.7% of revenues, for the three months ended March 29, 1998 to $24.1 million, or 44.2% of revenues, for the three months ended March 28, 1999. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenue from certain vendors associated with improved national contracts with these vendors. Additionally, the Company experienced improved gross profit attributable to the conversion of several customer arrangements in 1998 to management contracts and service fee arrangements.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 32.2%, from $11.0 million, or 29.1% of revenues, for the three months ended March 29, 1998 to $14.5 million, or 26.5% of revenues, for the three months ended March 28, 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and certain fixed general and administrative expenses being spread over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions which has resulted in a decrease in general and administrative expenses during the three months ended March 28, 1999.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased from $1.6 million, or 4.2% of revenues, for the three months ended March 29, 1998 to $2.4 million, or 4.4% of revenues, for the three months ended March 28, 1999. This increase was due to the increase in the number of purchase acquisitions included in the results for 1999 compared to 1998.

INTEREST EXPENSE, NET

     Interest expense, net, increased from $113,000 or 0.3% of revenues, for the three months ended March 29, 1998 to $1.1 million, or 2.1% of revenues, for the three months ended March 28, 1999. The increase was attributable to the acquisitions of the 1998 Purchased Companies which were financed with borrowings.

PROVISION FOR INCOME TAXES

     Provision for income taxes increased from $1.8 million for the three months ended March 29, 1998 to $2.6 million for the three months ended March 28, 1999, reflecting effective income tax rates of 49.9% and 43.3%, respectively. The high effective income tax rate for the three months ended March 29, 1998 and March 28, 1999, compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from the acquisition activity. The three months ended March 28, 1999 effective rate was lower than the three months ended March 29, 1998 effective rate due to a lower ratio of non-deductible goodwill amortization to pre-tax income in that period than in the three months ended March 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1999, the Company had cash of $239,000, working capital of $5.6 million, borrowings of $50.9 million under the revolving credit facility from NationsBank, N.A. and U.S. Bank National Association as lenders (the "Credit Facility"), $8.6 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $9.1 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at March 28, 1999 was approximately $176.9 million.

     Subsequent to its initial public offering, the Company has financed its operational growth and acquisitions from internally generated cash flow from operations and borrowings from commercial banks or other lenders. These borrowings were generally secured by the accounts receivable and other assets of the Company.

     The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 1999.

     During the three months ended March 28, 1999, net cash provided by operating activities was $5.2 million. Net cash used in investing activities was $1.8 million, which was for additions to property and equipment, such as computer equipment and office furniture. Net cash used in financing activities was $3.4 million, consisting of $3.3 million for repayments by the Company of indebtedness.

     During the three months ended March 29, 1998, net cash provided by operating activities was $387,000. Net cash used in investing activities was $1.6 million which was for additions to property and equipment, such as computer equipment and office furniture offset. Net cash provided by financing activities was $3.0 million, consisting of $2.3 million for repayments by the Company of indebtedness offset by advances to the Company of $5.3 million from U.S. Office Products.

     In June 1998, the Company obtained the Credit Facility, a secured $60.0 million revolving credit facility, which is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in June 2003. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.00% and 2.00%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between 0% and .75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility will be secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

     On April 26, 1999, the Company entered into a short term $15 million bridge loan agreement, thereby expanding its Credit Facility. The expansion matures on August 26, 1999 and includes certain financial and other covenants substantially similar to the Credit Facility. Consequently, as of April 26, 1999, the Company's available capacity under the Credit Facility, including the bridge loan, is $24.1 million

     The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility as well as issuances of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The business travel industry is seasonal and the Company's results have fluctuated because of these seasonal variations. Net revenues and net income for the Company are generally higher in the second and third calendar quarters. The Company expects this seasonality to continue in the future. The Company's quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Company's common stock, which in turn could limit the ability of the Company to make acquisitions.

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

     As part of the Company's program, the Company has assigned staff, including staff at each subsidiary, to identify hardware, software, and other systems which may be affected by the Year 2000 Problem. The staff has also been instructed to determine, and monitor, the progress made by the Company's material vendors in remediating and mitigating their Year 2000 Problems. The staff provides periodic reports to senior management, who advises the Board of Directors.

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

     In some cases, such as with computer reservation systems, the Company must rely on the efforts and ability of its vendors to replace non-compliant software systems. The computer reservation system vendors, however, have repeatedly given public assurances that their systems will be compliant. The Company has received warranties from two of its major computer reservation system vendors assuring that their software and hardware will not have a Year 2000 Problem. The Company is attempting to obtain the same warranty from its other computer reservation system vendors. On February 4, 1999, all computer reservation systems passed a significant test as they began booking reservations in the year 2000.

     The Company is also converting its subsidiaries to back-office accounting software warranted as Year 2000 compliant. Conversion of subsidiaries whose current back-office accounting software will be adversely affected by the Year 2000 Problem is expected to be complete by May 31, 1999. The Company has also identified Year 2000 compliant mid-office software systems that can be used by its subsidiaries to replace non-compliant systems.

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

     The Company is in the process of identifying other non-information technology systems, including telephone, HVAC, mechanical, and security systems, which may be adversely affected by the Year 2000 Problem. The Company plans to have this process complete by June 1999. Systems that are discovered to be adversely impacted will be replaced or repaired as necessary.

     In addition, the Company and its individual subsidiaries are in the process of requesting information from their other major vendors concerning these vendors' Year 2000 readiness. To date, the Company has received Year 2000 readiness disclosures from approximately 90% of its significant, national vendors, and from approximately 60% of its significant, local vendors. None of the vendors who have responded have disclosed material Year 2000 Problems which will not be remediated before December 31, 1999. The Company continues to seek information from its other major vendors. The Company, however, cannot assure that it will receive satisfactory responses from these vendors. Consequently, as part of the Company's contingency planning, it is evaluating whether to discontinue relationships with vendors who have not provided satisfactory disclosure by the end of September 1999.

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

     If the Company's efforts to remediate its Year 2000 Problems are not successful, or if any of the Company's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, the Company's ability to make travel reservations for its customers could be jeopardized. If any such Year 2000 problems persist, they could cause a material decrease in the Company's revenues. The Company is in the process of developing contingency plans to address these situations. The Company plans to finalize its contingency plans by June 1999 but these plans may not adequately address any unforeseen circumstances. In addition, the companies that the Company may acquire may have Year 2000 Problems that require remediation.

     This section contains historical information, as well as forward looking statements withing the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding the Company's expectations with respect to the Company's plans and objectives for assessment and remediation of Year 2000 Problems. In addition, one can generally identify forward looking statements by the use of terms such as "may," "will," "expect," and "believe," as well as the negatives thereof, variations thereon, or similar terminology. The Company bases such statements upon management's current expectations. Forward looking statements are subject to or may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in forward looking statements. Moreover, the Company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program are subject to change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on form 10-K for the year ended December 27, 1998. Based upon the Company's average borrowings under the Credit Facility for the three months ended March 28, 1999, a 25 basis point movement in the base rate or the LIBOR rate would approximate $110,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------

     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------

          The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names Jonathan J. Ledecky, a member of the Company's Board of Directors, and certain other executive officers of U.S. Office Products as defendants. The plaintiffs allege that Mr. Ledecky and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about U.S. Office Products' accounting methods, the value of U.S. Office Products' stock and U.S. Office Products' intent to spin-off its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. The Company's management intends to vigorously defend against this lawsuit.

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

          In connection with the Travel Distribution, the Company (and the other Spin-Off Companies) agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in these lawsuits. If U.S. Office Products were entitled to indemnification under this agreement, the Company's indemnification obligation, however, would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

          The Company and its subsidiaries are also involved in various other legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

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


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

               10.1 Amendment No. 1 dated April 26, 1999 to the Credit Agreement among the Company, certain subsidiaries of the Company as guarantors, NationsBank N.A. as administrative agent and the other lenders named therein dated as of June 9, 1998 for a long-term revolving credit facility of up to $75 million.

               10.2 Bridge Credit Agreement dated as of April 26, 1999 among the Company, certain subsidiaries of the Company as guarantors, NationsBank N.A. as administrative agent and the lenders named therein for a short-term revolving credit agreement facility of up to $15 million.

               27.1  Financial Data Schedules

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated January 21, 1999 for the application of "Safe Harbor for Forward-Looking Statements" with respect to speeches, interviews and meetings.

               The Company filed a report on Form 8-K dated February 9, 1999 to change its fiscal year end from the last Saturday in April, to the last Sunday in December, effective for the fiscal year ended December 27, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 11, 1999.


                                NAVIGANT INTERNATIONAL, INC.
                                a Delaware corporation


                                By:   /s/ Robert C. Griffith
                                   --------------------------------------------
                                   Name:  Robert C. Griffith
                                   Title: Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)