Form 10-Q
period 1999-06-27
NAVIGANT INTERNATIONAL INC
filed 1999-08-11
CIK 1055455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 27, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _________________

                       Commission file number 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                      52-2080967
--------------------------------------          --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


    84 INVERNESS CIRCLE EAST
      ENGLEWOOD, COLORADO                                     80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number:  (303) 706-0800
                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes      X     No
                                                -------     -------

          As of July 31, 1999, the Registrant had outstanding 12,911,000 shares of its common stock, par value $0.001 per share.

                               INDEX TO FORM 10-Q
                               ------------------


Part I.  FINANCIAL INFORMATION:

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets -
                June 27, 1999 (Unaudited) and December 27, 1998..................3

              Consolidated Statements of Income (Unaudited) -
                Three and Six Months Ended June 27, 1999 and June 28, 1998.......4

              Consolidated Statements of Cash Flows (Unaudited) -
                Six Months Ended June 27, 1999 and June 28, 1998.................5

              Notes to Consolidated Financial Statements.....................6 - 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8 - 15

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risks..............................................15

Part II. OTHER INFORMATION:

     Item 1.  Legal Proceedings.................................................16
     Item 2.  Changes in Securities.............................................16
     Item 3.  Defaults Upon Senior Securities...................................16
     Item 4.  Submission of Matters to a Vote of Security Holders...............16
     Item 5.  Other Information.................................................17
     Item 6.  Exhibits and Reports on Form 8-K..................................17

     SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                   June 27, 1999        December 27, 1998
                                                                               ---------------------  ----------------------
                                   ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents.................................................              $  2,646                $    315
   Accounts receivable, less allowance for doubtful accounts of $424 and $413,
      respectively...........................................................                31,725                  27,744
   Prepaid expenses and other current assets.................................                 2,854                   2,517
   Deferred income taxes.....................................................                 2,676                   2,610
                                                                                           --------                --------
       Total current assets..................................................                39,901                  33,186

Property and equipment, net..................................................                20,925                  21,569
Intangible assets, net.......................................................               156,393                 150,554
Other assets.................................................................                 2,532                   1,539
                                                                                           --------                --------
       Total assets..........................................................              $219,751                $206,848
                                                                                           ========                ========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term portion of long-term debt......................................              $  4,635                $  4,437
   Short-term portion of capital lease obligations...........................                   564                     564
   Accounts payable..........................................................                 3,172                   2,875
   Accrued compensation......................................................                 6,522                   5,907
   Accrued income taxes......................................................                 1,432                   1,334
   Other accrued liabilities.................................................                14,514                  16,861
                                                                                           --------                --------
       Total current liabilities.............................................                30,839                  31,978

Long-term debt, net of short-term portion....................................                57,783                  56,436
Capital lease obligations....................................................                   704                   1,026
Deferred income taxes........................................................                   785                     835
Other long-term liabilities..................................................                 7,424                   2,448
                                                                                           --------                --------
       Total liabilities.....................................................                97,535                  92,723

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     12,911,000 issued and outstanding (12,929,000 at December 27, 1998).....                    13                      13
   Additional paid-in-capital................................................               112,837                 112,939
   Accumulated other comprehensive income....................................                     3                     (95)
   Retained earnings.........................................................                 9,363                   1,268
                                                                                           --------                --------
       Total stockholders' equity............................................               122,216                 114,125
                                                                                           --------                --------
       Total liabilities and stockholders' equity............................              $219,751                $206,848
                                                                                           ========                ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                 For the Three Months Ended                   For the Six Months Ended
                                            June 27, 1999         June 28, 1998         June 27, 1999         June 28, 1998
                                         --------------------  --------------------  --------------------  --------------------
                                             (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

Revenues...............................        $      58,035         $      41,463         $     112,638         $      79,172
Operating expenses.....................               32,104                23,709                62,576                45,329
                                               -------------         -------------         -------------         -------------
     Gross profit......................               25,931                17,754                50,062                33,843

General and administrative expenses....               14,101                11,143                28,586                22,103
Non-recurring expenses.................                                      5,061                                       5,061
Depreciation and amortization expense..                2,539                 1,517                 4,962                 3,084
                                               -------------         -------------         -------------         -------------
     Operating income..................                9,291                    33                16,514                 3,595

Other (income) expenses:
  Interest expense.....................                1,035                   158                 2,130                   353
  Interest income......................                   (7)                  (85)                  (15)                 (167)
  Other................................                  171                    21                   196                   (46)
                                               -------------         -------------         -------------         -------------
Income before provision for income
 taxes.................................                8,092                   (61)               14,203                 3,455
Provision for income taxes.............                3,461                   826                 6,108                 2,579
                                               -------------         -------------         -------------         -------------
Net income (loss)......................        $       4,631         $        (887)        $       8,095         $         876
                                               =============         =============         =============         =============

Other comprehensive income:
Foreign currency translation adjustment                  127                   (51)                   98                    14
                                               -------------         -------------         -------------         -------------
Total Comprehensive income                     $       4,758         $        (938)        $       8,193         $         890
                                               =============         =============         =============         =============

Weighted average number of common
 shares outstanding:
  Basic................................               12,911                13,306                12,914                13,335
  Diluted..............................               12,937                13,448                12,930                13,515

Net income (loss) per share:...........
  Basic................................        $        0.36         $       (0.07)        $        0.63         $        0.07
  Diluted..............................        $        0.36         $       (0.07)        $        0.63         $        0.06


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                           For the Six Months Ended
                                                                                    June 27, 1999             June 28, 1998
                                                                                    -------------             -------------
                                                                                     (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                           $ 8,095                  $   876
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization expense....................                             4,962                    3,084
   Non-recurring charges....................................                                                      3,290
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
     Accounts receivable....................................                            (3,006)                    (799)
     Prepaid expenses and other assets......................                            (1,251)                      72
     Accounts payable.......................................                               110                     (397)
     Accrued liabilities....................................                            (4,677)                  (2,942)
     Other long-term liabilities............................                             4,976                     (796)
                                                                                       -------                  -------
       Net cash provided by operating activities............                             9,209                    2,388
                                                                                       -------                  -------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                            (2,650)                  (2,014)
  Proceeds from disposal of building........................                             1,025
  Cash paid in acquisitions and earn-outs consideration,
   net of cash received.....................................                            (4,579)                  (1,373)
                                                                                       -------                  -------
       Net cash used in investing activities................                            (6,204)                  (3,387)
                                                                                       -------                  -------

Cash flows from financing activities:
  Payments of long-term debt................................                            (2,671)                  (2,329)
  Proceeds from credit facility, net........................                             2,331                    5,857
  Repurchase of common stock................................                              (102)
  Proceeds from issuance of common stock....................                                                     14,992
  Payment of dividend to U. S. Office Products..............                                                     (6,889)
  Payment of debt issue costs...............................                                                       (656)
  Net advances from U.S. Office Products Company............                                                     (8,786)
                                                                                       -------                  -------
       Net cash provided by (used in) financing activities..                              (442)                   2,189
                                                                                       -------                  -------

Effect of exchange rate changes on cash.....................                              (232)                     103

Net increase in cash and cash equivalents...................                             2,331                    1,293
Cash and cash equivalents at beginning of period............                               315                    6,048
                                                                                       -------                  -------
Cash and cash equivalents at end of period..................                           $ 2,646                  $ 7,341
                                                                                       =======                  =======

Supplemental disclosures of cash flow information:
  Interest paid.............................................                           $ 1,878                  $   302
  Income taxes paid.........................................                           $ 6,334                  $   873

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

NOTE 1--BACKGROUND

     Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the five largest corporate travel management companies in the United States based on airline sales. The Company manages all aspects of its client's travel processes, focusing on reducing their travel expenses.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 27, 1999, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 27, 1999, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

     Effective for the December 27, 1998 reporting period, the Company changed its fiscal year from a fiscal year ending on the last Saturday in April to a
fiscal year ending on the last Sunday in December.   The financial statements
have been restated from the previously reported results to conform to this change.


NOTE 3--BUSINESS COMBINATIONS

     In June 1999, the Company made two acquisitions (the "1999 Purchased Companies") accounted for under the purchase method for an aggregate purchase price of $5,398 consisting of cash, net of cash acquired, of $4,201 and notes payable of $1,197. The total assets related to these two acquisitions were $6,898, including intangible assets of $5,767. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.


NOTE 4--NON-RECURRING CHARGES

     The Company implemented a cost reduction measure that commenced in November 1998 and resulted in the Company's recording a restructuring charge of $3.18 million in November and December 1998. Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 12 facilities have been closed or consolidated, one location has been sold and 66 employees have been terminated. The activity in the restructuring liability during the six months ended June 27, 1999 is as follows:

                                                 Employee          Facility
                                              Severance and       Closures and
                                            Termination Costs    Consolidation        Total
Balance at December 27, 1998...............     $ 659               $ 958              $1,617
Payments...................................      (187)               (352)               (539)
Non-cash usage.............................                           (53)                (53)
                                                -----               -----              ------
Balance at June 27, 1999...................     $ 472               $ 553              $1,025
                                                =====               =====              ======

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

     The Company's consolidated financial statements include the results of operations for the two companies acquired in business combinations in June 1999 accounted for under the purchase method (the "1999 Purchased Companies") and the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies") from their respective dates of acquisition.

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

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 71.6% and 69.2% of total direct operating expenses in the three and six months ended June 27, 1999), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 58.5% and 57.8% of total general and administrative expenses in the three and six months ended June 27, 1999), occupancy costs and other costs.

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

Management anticipates that these measures will be completed by September 1999. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 12 facilities have been closed or consolidated, one building has been sold and approximately 66 employees have been terminated.


Results of Operations

     The following table sets forth various items as a percentage of revenues for the three and six months ended June 27, 1999 and June 28, 1998.

                                                          For the Three Months Ended            For the Six Months Ended
                                                          --------------------------            ------------------------
                                                                    Ended                                Ended
                                                                    -----                                -----
                                                          June 27,           June 28,            June 27,        June 28,
                                                            1999               1998                1999            1998
                                                            ----               ----                ----            ----

Revenues.........................................             100.0%            100.0%             100.0%            100.0%
Operating Expenses...............................              55.3              57.2               55.6              57.3
                                                              -----             -----              -----             -----
  Gross profit...................................              44.7              42.8               44.4              42.7
General and administrative expenses..............              24.3              26.9               25.4              27.9
Depreciation and amortization expense............               4.4               3.6                4.3               3.9
Non-recurring costs..............................                                12.2                                  6.4
                                                              -----             -----              -----             -----
  Operating income...............................              16.0               0.1               14.7               4.5
Interest expense, net............................               1.8               0.2                1.9               0.2
Other (income) expense...........................               0.3               0.0                0.2              (0.1)
                                                              -----             -----              -----             -----
Income before provision for income taxes.........              13.9              (0.1)              12.6               4.4
Provision for income taxes.......................               5.9               2.0                5.4               3.3
                                                              -----             -----              -----             -----
Net income.......................................               8.0%            (2.1)%               7.2%              1.1%
                                                              =====             =====              =====             =====

Revenues

     Consolidated revenues increased 40.0%, from $41.5 million for the three months ended June 28, 1998 to $58.0 million for the three months ended June 27, 1999. This increase was primarily due to the inclusion of the revenues from the 1998 Purchased Companies from their respective dates of acquisition. Additionally, the Company has increased revenues in 1999 from certain vendors associated with improved national contracts with these vendors.

     Consolidated revenues increased 42.3%, from $79.2 million for the six months ended June 28, 1998 to $112.6 million for the six months ended June 27, 1999. This increase was primarily due to the inclusion of the revenues from the 1998 Purchased Companies from their respective dates of acquisition. Additionally, the Company has increased revenues in 1999 from certain vendors associated with improved national contracts with these vendors.

Gross Profit

     Gross profit increased 46.1%, from $17.8 million, or 42.8% of revenues, for the three months ended June 28, 1998 to $25.9 million, or 44.7% of revenues, for the three months ended June 27, 1999. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenue from certain vendors associated with improved national contracts with these vendors. Additionally, the Company experienced improved gross profit attributable to the conversion of several customer arrangements in 1998 and 1999 to management contracts and service fee arrangements, and because certain fixed operating expenses are being spread over a larger revenue base.

Gross profit increased 47.9%, from $33.8 million, or 42.7% of revenues, for the six months ended June 28, 1998 to $50.1 million, or 44.5% of revenues, for the six months ended June 27, 1999. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenue from certain vendors associated with improved national contracts with these vendors. Additionally, the Company experienced improved gross profit attributable to the conversion of several customer arrangements in 1998 and 1999 to management contracts and service fee arrangements, and because certain fixed operating expenses are being spread over a larger revenue base.


General and Administrative Expenses

     General and administrative expenses increased 26.5%, from $11.1 million, or 26.9% of revenues, for the three months ended June 28, 1998 to $14.1 million, or 24.3% of revenues, for the three months ended June 27, 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and certain fixed general and administrative expenses being spread over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions which has resulted in a decrease in general and administrative expenses during the three months ended June 27, 1999.

     General and administrative expenses increased 29.3%, from $22.1 million, or 27.9% of revenues, for the six months ended June 28, 1998 to $28.6 million, or 25.4% of revenues, for the six months ended June 27, 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and certain fixed general and administrative expenses being spread over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions which has resulted in a decrease in general and administrative expenses during the six months ended June 27, 1999.


Depreciation and Amortization Expense

     Depreciation and amortization expense increased from $1.5 million, or 3.6% of revenues, for the three months ended June 28, 1998 to $2.5 million, or 4.4% of revenues, for the three months ended June 27, 1999. This increase was due to the increase in the number of purchase acquisitions included in the results for 1999 compared to 1998.

     Depreciation and amortization expense increased from $3.1 million, or 3.9% of revenues, for the six months ended June 28, 1998 to $5.0 million, or 4.3% of revenues, for the six months ended June 27, 1999. This increase was due to the increase in the number of purchase acquisitions included in the results for 1999 compared to 1998.


Interest Expense, Net

     Interest expense, net, increased from $73,000 or 0.2% of revenues, for the three months ended June 28, 1998 to $1.0 million, or 1.8% of revenues, for the three months ended June 27, 1999. The increase was attributable to the acquisitions of the 1998 Purchased Companies which were financed with borrowings.

Interest expense, net, increased from $186,000 or 0.2% of revenues, for the six months ended June 28, 1998 to $2.1 million, or 1.9% of revenues, for the six months ended June 27, 1999. The increase was attributable to the acquisitions of the 1998 Purchased Companies which were financed with borrowings.

Provision for Income Taxes

     Provision for income taxes increased from $826,000 for the three months ended June 28, 1998 to $3.5 million for the three months ended June 27, 1999, reflecting effective income tax rates of 1354.1% and 42.8%, respectively.

     Provision for income taxes increased from $2.6 million for the six months ended June 28, 1998 to $6.1 million for the six months ended June 27, 1999, reflecting effective income tax rates of 74.6% and 43.0%, respectively.

     The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The three and six months ended June 27, 1999 effective rate was lower than the three and six months ended June 28, 1998 effective rate, respectively, due to a lower ratio of non-deductible goodwill amortization to pre-tax income in that period than in the three and six months ended June 28, 1998.

Liquidity and Capital Resources

     At June 27, 1999, the Company had cash of $2.6 million, working capital of $9.1 million, borrowings of $55.0 million under the revolving credit facility from NationsBank, N.A. and U.S. Bank National Association as lenders (the "Credit Facility"), $8.7 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $20.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at June 27, 1999 was approximately $185.9 million.

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

     During the six months ended June 27, 1999, net cash provided by operating activities was $9.2 million. Net cash used in investing activities was $6.2 million, including $2.7 million for additions to property and equipment, such as computer equipment and office furniture, and $4.6 million for the acquisition of the 1999 Purchased Companies, offset by the proceeds from the sale of a building for $1 million. Net cash used in financing activities was $0.4 million, consisting of $2.7 million for repayments by the Company of long-term indebtedness offset by net increases in the Company's credit facility primarily to finance the 1999 Purchased Companies.

     During the six months ended June 28, 1998, net cash provided by operating activities was $2.4 million. Net cash used in investing activities was $3.4 million, including $2.0 million for additions to property and equipment, such as computer equipment and office furniture, and $1.4 million for the acquisition of a business in May 1998. Net cash provided by financing activities was $2.2 million, consisting of $5.9 million in proceeds from the Credit Facility and $15.0 million from the Stock Offering, partially offset by repayment to U.S. Office Products of the $8.8 million of indebtedness allocated to the Company in the Travel Distribution (net of advances from U.S. Office Products in 1998) and by $6.9 million of dividends to U.S. Office Products.

     In June 1998, the Company obtained the Credit Facility, a secured $60.0 million revolving credit facility, which is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in June 2003.

Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.00% and 2.00%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between 0% and .75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

     On April 26, 1999, the Company entered into a short term $15 million bridge loan agreement, thereby expanding its Credit Facility. The expansion matures on August 26, 1999 and includes certain financial and other covenants substantially similar to the Credit Facility. Consequently, as of June 27, 1999, the Company's available capacity under the Credit Facility, including the bridge loan, is $20.0 million

     The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings under the Credit Facility.

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

     The Company is also converting its subsidiaries to back-office accounting software warranted as Year 2000 compliant. Conversion of subsidiaries whose current back-office accounting software will be adversely affected by the Year 2000 Problem is expected to be complete by August 31, 1999. The Company has also identified Year 2000 compliant mid-office software systems that can be used by its subsidiaries to replace non-compliant systems.

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

     The Company is in the process of identifying other non-information technology systems, including telephone, HVAC, mechanical, and security systems, which may be adversely affected by the

Year 2000 Problem. The Company plans to have this process complete by September 1999. Systems that are discovered to be adversely impacted will be replaced or repaired as necessary.

     In addition, the Company and its individual subsidiaries are in the process of requesting information from their other major vendors concerning these vendors' Year 2000 readiness. To date, the Company has received Year 2000 readiness disclosures from approximately 97% of its significant, national vendors, and from approximately 65% of its significant, local vendors. None of the vendors who have responded have disclosed material Year 2000 Problems which will not be remediated before December 31, 1999. The Company continues to seek information from its other major vendors. The Company, however, cannot assure that it will receive satisfactory responses from these vendors. Consequently, as part of the Company's contingency planning, it is evaluating whether to discontinue relationships with vendors who have not provided satisfactory disclosure by the end of September 1999.

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

     If the Company's efforts to remediate its Year 2000 Problems are not successful, or if any of the Company's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, the Company's ability to make travel reservations for its customers could be jeopardized. If any such Year 2000 problems persist, they could cause a material decrease in the Company's revenues. The Company is in the process of developing contingency plans to address these situations. The Company plans to finalize its contingency plans by August 1999 but these plans may not adequately address any unforeseen circumstances. In addition, the companies that the Company may acquire may have Year 2000 Problems that require remediation.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on form 10-K for the year ended December 27, 1998. Based upon the Company's average borrowings under the Credit Facility for the six months ended June 27, 1999, a 25 basis point movement in the base rate or the LIBOR rate would approximate $215,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------

          The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names certain executive officers of U.S. Office Products as defendants. The plaintiffs allege that the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about U.S. Office Products' accounting methods, the value of U.S. Office Products' stock and U.S. Office Products' intent to spin-off its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. The Company's management intends to vigorously defend against this lawsuit.

          U.S. Office Products has also been named as a defendant in at least 10 lawsuits which allege that U.S. Office Products made a series of materially false and misleading statements in connection with the Travel Distribution and in connection with U.S. Office Products' related tender offer and restructuring. The validity and the amount of the claims made in the lawsuits is uncertain.

          In connection with the Travel Distribution, the Company agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in these lawsuits. If U.S. Office Products were entitled to indemnification under this agreement, the Company's indemnification obligation, however, would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

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


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
     ---------------------------------------------------------------

          At the Company's Annual Meeting of Stockholders, held on June 14, 1999, the Company's stockholders elected the following directors for a three-year term: Paul J. Blackney. The director was elected by the following number of votes:

                        For                Withheld
                        ---                --------

             Paul J. Blackney            11,854,817             31,162

          The remaining directors whose terms continue after the meeting date are Edward S. Adams, D. Craig Young, Ned A. Minor and Vassilios Sirpolaidis.

          The Stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 1999 by a vote of 11,861,487 for, 16,288 against, and 8,204 abstained.


     ITEM 5.  OTHER INFORMATION.
     ---------------------------

          Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

               27.1  Financial Data Schedules

          (b)  Reports on Form 8-K

               Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  August 10, 1999.


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