Form 10-Q
period 1999-09-26
NAVIGANT INTERNATIONAL INC
filed 1999-11-12
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                       -----------------    ------------------
                  Commission file number 000-24387

                          NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     52-2080967
-----------------------------------             --------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


          84 INVERNESS CIRCLE EAST
            ENGLEWOOD, COLORADO                               80112
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number:  (303) 706-0800
                              ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----
         As of November 3, 1999, the Registrant had outstanding 12,645,000 shares of its common stock, par value $0.001 per share.

                              INDEX TO FORM 10-Q
                              ------------------

Part I.    FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets -
                      September 26, 1999 (Unaudited) and December 27, 1998.................................3

                  Consolidated Statements of Income (Unaudited) -
                      Three and Nine Months Ended September 26, 1999 and September 27, 1998................4

                  Consolidated Statements of Cash Flows (Unaudited) -
                      Nine Months Ended September 26, 1999 and September 27, 1998..........................5

                  Notes to Consolidated Financial Statements...........................................6 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............................................8 -16

         Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risks..................................................................16

Part II.   OTHER INFORMATION:

         Item 1.  Legal Proceedings.......................................................................17
         Item 2.  Changes in Securities...................................................................17
         Item 3.  Defaults Upon Senior Securities.........................................................17
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................17
         Item 5.  Other Information.......................................................................17
         Item 6.  Exhibits and Reports on Form 8-K........................................................18

         SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                      September 26,         December 27,
                                                                                      -------------         ------------
                                                                                           1999                 1998
                                                                                           ----                 ----
                                     ASSETS                                            (Unaudited)
Current assets:
    Cash and cash equivalents...................................................        $    4,386           $      315
    Accounts  receivable,  less allowance for doubtful accounts of $424 and $413,
        respectively............................................................            36,491               27,744
    Prepaid expenses and other current assets...................................             2,975                2,517
    Deferred income taxes.......................................................             2,811                2,610
                                                                                        ----------           ----------
         Total current assets...................................................            46,663               33,186

Property and equipment, net.....................................................            21,941               21,569
Intangible assets, net..........................................................           177,549              150,554
Other assets....................................................................             4,723                1,539
                                                                                        ----------           ----------
         Total assets...........................................................        $  250,876           $  206,848
                                                                                        ==========           ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term portion of long-term debt........................................        $    7,768           $    4,437
    Short-term portion of capital lease obligations.............................               856                  564
    Accounts payable............................................................             3,645                2,875
    Accrued compensation........................................................             5,772                5,907
    Accrued income taxes........................................................               205                1,334
    Other accrued liabilities...................................................            14,547               16,861
                                                                                        ----------           ----------
         Total current liabilities..............................................            32,793               31,978

Long-term debt, net of short-term portion.......................................            82,828               56,436
Capital lease obligations.......................................................             1,147                1,026
Deferred income taxes...........................................................               785                  835
Other long-term liabilities.....................................................             8,382                2,448
                                                                                        ----------           ----------
         Total liabilities......................................................           125,935               92,723

Commitments and contingencies

Stockholders' equity:
    Common stock; $.001 par value, 150,000,000 shares authorized;
      12,780,000 issued and outstanding (12,929,000 at December 27, 1998).......                13                   13
    Additional paid-in-capital..................................................           113,250              113,250
    Treasury Stock..............................................................            (1,505)                (311)
    Accumulated other comprehensive income (loss)...............................               127                  (95)
    Retained earnings...........................................................            13,056                1,268
                                                                                        ----------           ----------
         Total stockholders' equity.............................................           124,941              114,125
                                                                                        ----------           ----------
         Total liabilities and stockholders' equity.............................        $  250,876           $  206,848
                                                                                        ==========           ==========


         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)

                                                   For the Three Months Ended              For the Nine Months Ended
                                               September 26,        September 27,      September 26,      September 27,
                                               -------------        -------------      -------------      -------------
                                                   1999                 1998                1999               1998
                                                   ----                 ----                ----               ----
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenues....................................   $      55,682       $       45,059      $     168,320       $   124,231
Operating expenses..........................          30,795               26,190             93,371            71,519
                                               -------------       --------------      -------------       -----------
         Gross profit.......................          24,887               18,869             74,949            52,712

General and administrative expenses.........          14,539               12,152             43,087            34,255
Non-recurring expenses......................                                                                     5,061
Depreciation and amortization expense.......           2,434                1,885              7,434             4,969
                                               -------------       --------------      -------------       -----------
         Operating income...................           7,914                4,832             24,428             8,427

Other (income) expenses:
    Interest expense........................           1,386                  628              3,516               981
    Interest income.........................             (14)                 (53)               (28)             (220)
    Other...................................              76                    9                270               (37)
                                               -------------       --------------      -------------       ------------
Income before provision for income taxes....           6,466                4,248             20,670             7,703
Provision for income taxes..................           2,773                2,089              8,881             4,668
                                               -------------       --------------      -------------       -----------
Net income..................................   $       3,693       $        2,159      $      11,789       $     3,035
                                               =============       ==============      =============       ===========

Other comprehensive income:
    Foreign currency translation adjustment              124                  (96)               222               (82)
                                               -------------       --------------      -------------       -----------
Total Comprehensive income                     $       3,817       $        2,063      $      12,011       $     2,953
                                               =============       ==============      =============       ===========

Weighted average number of common shares outstanding:
    Basic...................................          12,860               12,984             12,896            13,210
    Diluted.................................          12,916               12,995             12,924            13,335

Net income per share:.......................
    Basic...................................   $        0.29       $         0.17      $        0.91       $      0.23
    Diluted.................................   $        0.29       $         0.17      $        0.91       $      0.23

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                For the Nine Months Ended
                                                                                         September 26, 1999     September 27, 1998
                                                                                         ------------------     ------------------
                                                                                            (Unaudited)            (Unaudited)
Cash flows from operating activities:
    Net income........................................................................       $   11,789             $    3,035
    Adjustments  to reconcile  net income to net cash provided by operating activities:
      Depreciation and amortization expense...........................................            7,434                  4,969
      Non-recurring charges...........................................................                                   3,290
      Changes in current assets and liabilities (net of assets
         acquired and liabilities assumed in combinations
         accounted for under the purchase method):
         Accounts receivable..........................................................           (4,648)                   (42)
         Prepaid expenses and other assets............................................              311                   (357)
         Accounts payable.............................................................              436                  1,149
         Accrued liabilities..........................................................          (13,778)                (8,142)
         Other long-term liabilities..................................................            4,736                   (710)
                                                                                             ----------             ----------
             Net cash provided by operating activities................................            6,280                  3,192
                                                                                             ----------             ----------

Cash flows from investing activities:
    Additions to property and equipment, net of disposals.............................           (3,723)                (3,050)
    Proceeds from disposal of building................................................            1,025
    Cash paid in acquisitions and earn-outs consideration,
         net of cash received.........................................................          (17,857)               (38,375)
                                                                                             -----------            ----------
             Net cash used in investing activities....................................          (20,555)               (41,425)
                                                                                             ----------             ----------

Cash flows from financing activities:
    Payments of long-term debt........................................................           (4,274)                (2,158)
    Proceeds from credit facility, net................................................           26,631                 36,764
    Repurchase of common stock........................................................           (1,194)
    Proceeds from issuance of common stock............................................                                  14,992
    Payment of dividend to U. S. Office Products......................................                                  (6,889)
    Payment of debt issue costs.......................................................           (2,725)                  (656)
    Net advances from U.S. Office Products Company....................................                                  (8,786)
                                                                                             ----------             ----------
             Net cash provided by financing activities................................           18,438                 33,267
                                                                                             ----------             ----------

Effect of exchange rate changes on cash...............................................              (92)                   246
                                                                                             ----------             ----------
Net increase (decrease) in cash and cash equivalents..................................            4,071                 (4,720)
Cash and cash equivalents at beginning of period......................................              315                  6,048
                                                                                             ----------             ----------
Cash and cash equivalents at end of period............................................       $    4,386             $    1,328
                                                                                             ==========             ==========

Supplemental disclosures of cash flow information:
    Interest paid.....................................................................       $    3,405             $      817
    Income taxes paid.................................................................       $   10,578             $    1,064

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

NOTE 1--BACKGROUND

         Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the five largest corporate travel management companies in the United States based on airline sales. The Company manages all aspects of its clients' travel processes, focusing on reducing their travel expenses.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 26, 1999, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 26, 1999, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

         Effective for the December 27, 1998 reporting period, the Company changed its fiscal year from a fiscal year ending on the last Saturday in April to a fiscal year ending on the last Sunday in December. The financial statements have been restated from the previously reported results to conform to this change. Additionally, certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.


NOTE 3--BUSINESS COMBINATIONS

         From June 28, 1999 to September 26, 1999, the Company made four additional acquisitions bringing the total acquisitions for 1999 to six. These six acquisitions were accounted for under the purchase method for an aggregate purchase price of $24,242 consisting of cash, net of cash acquired, of $17,857 and notes payable of $6,385. The total assets related to these six acquisitions were $34,507 including intangible assets of $28,448. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

NOTE 4--NON-RECURRING CHARGES

         The Company implemented a cost reduction measure that commenced in November 1998 and resulted in the Company's recording a restructuring charge of $3.18 million in November and December 1998. The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 16 facilities have been closed or consolidated, one location has been sold and 95 employees have been terminated. Management believes that these measures will be substantially completed as of December 1999. The activity in the restructuring liability during the nine months ended September 26, 1999 is as follows:

                                                    Employee             Facility
                                                 Severance and         Closures and
                                               Termination Costs      Consolidation         Total
      Balance at December 27, 1998.......        $       659           $       958       $     1,617
      Payments...........................               (477)                 (780)           (1,257)
      Non-cash usage.....................                                      (53)              (53)
                                                 -----------           -----------       -----------
      Balance at September 26, 1999......        $       182           $       125       $       307
                                                 ===========           ===========       ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

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

         The Company's consolidated financial statements include the results of operations for the six companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies") and the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies") from their respective dates of acquisition.

Sources of Revenue

         Historically, arrangements between corporate travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, corporate travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. In 1995, the airlines instituted a commission cap of $50 on round-trip domestic tickets and $25 on one-way domestic tickets. In October 1997, the airlines cut the base commission on domestic and international tickets from 10% to 8% of the ticket price. The Company and other travel management companies were significantly affected by these commission reductions, particularly the October 1997 reduction, which resulted in a decrease in gross revenue per transaction. In October 1998, the airlines instituted a commission cap of $100 on round-trip international tickets and $50 on one-way international tickets. In October 1999, the airlines further cut the base commission on domestic and international tickets from 8% to 5% of the ticket price.

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

         The Company believes that its management contracts and service fee arrangements should minimize the financial impact of this commission cap, as well as any future changes in the airline commission rates. The Company believes that at least 75% of its total transactions are currently generated from clients under management contracts and service fee arrangements and expects this percentage to increase to 98% by December 1999.

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

Expenses

         The Company's direct operating expenses include principally labor expense (which comprised approximately 64.1% and 63.8% of total direct operating expenses in the three and nine months ended September 26, 1999), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

         The Company's general and administrative expenses include principally labor expense (which comprised approximately 53.1% and 50.0% of total general and administrative expenses in the three and nine months ended September 26,
1999), occupancy costs and other costs.

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

The 1998 charge includes the closure of 20 facilities, the sale of one building and the severance associated with the termination of approximately 130 employees. To date, 16 facilities have been closed or consolidated, one building has been sold and approximately 95 employees have been terminated. Management anticipates that these measures will be completed by December 1999.


Results of Operations

         The following table sets forth various items as a percentage of revenues for the three and nine months ended September 26, 1999 and September 27, 1998.

                                                          For the Three Months            For the Nine Months
                                                          --------------------            -------------------
                                                                 Ended                           Ended
                                                                 -----                           -----
                                                       September       September       September       September
                                                           26,            27,              26,             27,
                                                          1999           1998             1999            1998
                                                          ----           ----             ----            ----
Revenues..........................................       100.0%          100.0%          100.0%          100.0%
Operating Expenses................................        55.3            58.1            55.5            57.6
                                                        ------          ------          ------          ------
    Gross profit..................................        44.7            41.9            44.5            42.4
General and administrative expenses...............        26.1            27.0            25.6            27.6
Depreciation and amortization expense.............         4.4             4.2             4.4             4.0
Non-recurring costs...............................                                                         4.0
                                                        ------          ------          ------          ------
    Operating income..............................        14.2            10.7            14.5             6.8
Interest expense, net.............................         2.5             1.3             2.1             0.6
Other (income) expense............................         0.1             0.0             0.1             0.0
                                                        ------          ------          ------          ------
Income before provision for income taxes..........        11.6             9.4            12.3             6.2
Provision for income taxes........................         5.0             4.6             5.3             3.8
                                                        ------          ------          ------          ------
Net income........................................         6.6%            4.8%            7.0%            2.4%
                                                        ======          ======          ======          ======

Revenues

         Consolidated revenues increased 23.6%, from $45.1 million for the three months ended September 27, 1998 to $55.7 million for the three months ended September 26, 1999. This increase was primarily due to the inclusion of the revenues from the 1998 and 1999 Purchased Companies from their respective dates of acquisition. Additionally, the Company has increased revenues in 1999 through improved national contracts with certain of its vendors.

         Consolidated revenues increased 35.5%, from $124.2 million for the nine months ended September 27, 1998 to $168.3 million for the nine months ended September 26, 1999. This increase was primarily due to the inclusion of the revenues from the 1998 and 1999 Purchased Companies from their respective dates of acquisition. Additionally, the Company has increased revenues in 1999 through improved national contracts with certain of its vendors.

Gross Profit

         Gross profit increased 31.9%, from $18.9 million, or 41.9% of revenues, for the three months ended September 27, 1998 to $24.9 million, or 44.7% of revenues, for the three months ended September 26, 1999. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenue from certain vendors, due to the Company's negotiation of improved national contracts with these vendors. Additionally, the Company experienced improved gross profit due to the conversion of numerous customers to management contracts and service fee arrangements in 1998 and 1999. The increase in gross profit as a percentage of revenue is also the result of spreading certain fixed operating expenses over a larger revenue base.

         Gross profit increased 42.2%, from $52.7 million, or 42.4% of revenues, for the nine months ended September 27, 1998 to $74.9 million, or 44.5% of revenues, for the nine months ended September 26, 1999. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenue from certain vendors associated with improved national contracts with these vendors. Additionally, the Company experienced improved gross profit due to the conversion of numerous customers to management contracts and service fee arrangements in 1998 and 1999. The increase in gross profit as a percentage of revenue is also the result of spreading certain fixed operating expenses spread over a larger revenue base.


General and Administrative Expenses

         General and administrative expenses increased 19.6%, from $12.2 million, or 27.0% of revenues, for the three months ended September 27, 1998 to $14.5 million, or 26.1% of revenues, for the three months ended September 26, 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 and 1999 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and certain fixed general and administrative expenses being spread over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions, resulting in a decrease in general and administrative expenses during the three months ended September 26, 1999.

         General and administrative expenses increased 25.8%, from $34.3 million, or 27.6% of revenues, for the nine months ended September 27, 1998 to $43.1 million, or 25.6% of revenues, for the nine months ended September 26, 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 and 1999 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and certain fixed general and administrative expenses being spread over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions, resulting in a decrease in general and administrative expenses during the nine months ended September 26, 1999.


Depreciation and Amortization Expense

         Depreciation and amortization expense increased 29.1%, from $1.9 million, or 4.2% of revenues, for the three months ended September 27, 1998 to $2.4 million, or 4.4% of revenues, for the three months ended September 26, 1999. This increase was due to the increase in the number of purchase acquisitions included in the results for 1999 compared to 1998.

         Depreciation and amortization expense increased 49.6%, from $5.0 million, or 4.0% of revenues, for the nine months ended September 27, 1998 to $7.4 million, or 4.4% of revenues, for the nine months ended September 26, 1999. This increase was due to the increase in the number of purchase acquisitions included in the results for 1999 compared to 1998.


Interest Expense, Net

         Interest expense, net, increased from $575,000 or 1.3% of revenues, for the three months ended September 27, 1998 to $1.4 million, or 2.5% of revenues, for the three months ended September 26, 1999. The increase was attributable to financing the acquisition of the 1998 and 1999 Purchased Companies with borrowings under the Company's credit facility.

         Interest expense, net, increased from $761,000 or 0.6% of revenues, for the nine months ended September 27, 1998 to $3.5 million, or 2.1% of revenues, for the nine months ended September 26, 1999. The increase was attributable to financing the acquisition of the 1998 and 1999 Purchased Companies with borrowings under the Company's credit facility.


Provision for Income Taxes

         Provision for income taxes increased from $2.1 million for the three months ended September 27, 1998 to $2.8 million for the three months ended September 26, 1999, reflecting effective income tax rates of 49.2% and 42.9%, respectively.

         Provision for income taxes increased from $4.7 million for the nine months ended September 27, 1998 to $8.9 million for the nine months ended September 26, 1999, reflecting effective income tax rates of 60.6% and 43.0%, respectively.

         The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rates in the three and nine months ended September 26, 1999 were lower than the effective rates in the three and nine months ended September 27, 1998 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later periods.


Liquidity and Capital Resources

         At September 26, 1999, the Company had cash of $4.4 million, working capital of $13.9 million, borrowings of $76.5 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $16.1 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $48.5 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at September 26, 1999 was approximately $217.5 million.

         The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. These borrowings are secured by the accounts receivable and other assets of the Company.

         The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through fiscal 1999.

         During the nine months ended September 26, 1999, net cash provided by operating activities was $6.3 million. Net cash used in investing activities was $20.6 million, including $3.7 million for additions to property and equipment, such as computer equipment and office furniture, and $17.9 million for the acquisition of the 1999 Purchased Companies, offset by the proceeds from the sale of a building for $1.0 million. Net cash provided by financing activities was $18.4 million, consisting of $4.3 million for repayments by the Company of long-term indebtedness and $2.7 million for payment of debt issuance costs attributable to the Company's new revolving credit facility offset by net increases in the Company's credit facility primarily to finance the 1999 Purchased Companies.

         During the nine months ended September 27, 1998, net cash provided by operating activities was $3.2 million. Net cash used in investing activities was $41.4 million, including $3.0 million for additions to property and equipment, such as computer equipment and office furniture, and $38.4 million for the 1998 Purchased Companies. Net cash provided by financing activities was $33.3 million, consisting of $36.8 million in proceeds from the Company's credit facility and $15.0 million from the Stock Offering, partially offset by repayment to U.S. Office Products of the $8.8 million of indebtedness allocated to the Company in the Travel Distribution (net of advances from U.S. Office Products in 1998) and by $6.9 million of dividends to U.S. Office Products.

         In August 1999, the Company obtained the Credit Facility, a secured $125.0 million revolving credit facility to replace the Company's existing $60 million revolving credit facility and a $15 million short term bridge loan agreement. The Credit Facility is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

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

         The Company is also converting its subsidiaries to back-office accounting software warranted as Year 2000 compliant. Conversion of subsidiaries whose existing back-office accounting software would have been adversely affected by the Year 2000 Problem was completed by August 31, 1999. The Company has also identified Year 2000 compliant mid-office software systems that can be used by its subsidiaries to replace non-compliant systems and the conversion to these compliant mid-office systems was completed by September 30, 1999.

         The Company has also reviewed its material computer hardware systems, and has determined which systems are and are not adversely affected by the Year 2000 Problem. Systems associated with the Company's computer reservation systems and back-office accounting systems which are adversely affected by the Year 2000 Problem have been replaced in conjunction with the replacement of the appropriate software systems.

         The Company is in the process of identifying other non-information technology systems, including telephone, HVAC, mechanical, and security systems, which may be adversely affected by the Year 2000 Problem. The Company completed this process in September 1999. Systems that were discovered to be adversely impacted have been, or are scheduled to be replaced or repaired as necessary.

         In addition, the Company and its individual subsidiaries are in the process of requesting information from their other major vendors concerning these vendors' Year 2000 readiness. To date, the Company has received Year 2000 readiness disclosures from approximately 97% of its significant, national vendors, and from approximately 75% of its significant, local vendors. None of the vendors who have responded have disclosed material Year 2000 Problems which will not be remediated before December 31, 1999. The Company continues to seek information from its other major vendors. The Company, however, cannot assure that it will receive satisfactory responses from these vendors. Consequently, as part of the Company's contingency planning, it is currently evaluating whether to discontinue relationships with vendors who have not provided satisfactory disclosure.

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

         If the Company's efforts to remediate its Year 2000 Problems are not successful, or if any of the Company's material vendors, such as its computer reservation system vendors, are not Year 2000 compliant, the Company's ability to make travel reservations for its customers could be jeopardized. If any such Year 2000 problems persist, they could cause a material decrease in the Company's revenues. The Company has developed contingency plans to address these situations, but these plans may not adequately address any unforeseen circumstances. In addition, companies that the Company may acquire may have Year 2000 Problems that require remediation.

         This section contains historical information, as well as forward looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding the Company's expectations with respect to the Company's plans and objectives for assessment and remediation of Year 2000 Problems. In addition, one can generally identify forward looking statements by the use of terms such as "may," "will," "expect," and "believe," as well as the negatives thereof, variations thereon, or similar terminology. The Company bases such statements upon management's current expectations. Forward looking statements are subject to or may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in forward looking statements. Moreover, the Company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the program are subject to change.

$191,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


         ITEM 1.  LEGAL PROCEEDINGS.
         ---------------------------

                  The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products Company and certain former and present executive officers of U.S. Office Products as defendants. The plaintiffs allege that U.S. Office Products Company and the named U.S. Office Products Company executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products Company's plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. The Company intends to vigorously defend against this lawsuit.

                  U.S. Office Products Company has also been named as a defendant in a number of lawsuits which allege that U.S. Office Products Company made materially false and misleading statements or failed to disclose material facts in connection with the restructuring of U.S. Office Products Company in June 1998. The validity and the amount of the claims made in the lawsuits is uncertain. The Company believes U.S. Products Company is vigorously defending these actions.

                  In connection with the Travel Distribution, the Company agreed to indemnify U.S. Office Products Company for certain liabilities, which could include claims such as those made against U.S. Office Products Company in these lawsuits. If U.S. Office Products Company were entitled to indemnification under this agreement, the Company's indemnification obligation, however, likely would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ------------------------------------------

                  (a)      Exhibits

                           10.1 Amended and Restated Credit Agreement dated as of August 6, 1999

                           27.1     Financial Data Schedules

                  (b)      Reports on Form 8-K

                           Not applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 10, 1999.


                                      NAVIGANT INTERNATIONAL, INC.
                                      a Delaware corporation


                                      By: /s/  Robert C. Griffith
                                         -------------------------------------
                                         Name:  Robert C. Griffith
                                         Title: Chief Financial Officer and
                                                Treasurer (Principal Financial
                                                and Accounting Officer)