Form 10-K
period 1999-12-31
NAVIGANT INTERNATIONAL INC
filed 2000-03-27
CIK 1055455

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 26, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                       to


                      Commission file number

                               ----------------

                          NAVIGANT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-2080967
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

      84 INVERNESS CIRCLE EAST
         ENGLEWOOD, COLORADO                             80112
   (Address of principal executive                     (Zip Code)
              offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's voting stock held as of February 29, 2000 by non-affiliates of the Registrant was $117,037,800. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 11,703,780 shares of voting stock are held by non-affiliates. As of February 29, 2000, the Registrant had 13,100,000 shares of its common stock and 685,000 shares of treasury stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Annual Report on Form 10-K ("Annual Report") of Navigant International, Inc. ("Navigant" or the "Company"), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Items 1. and 2., "Business and Properties," Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel management companies by corporate clients, the use of co-branding involving the Company's subsidiaries, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost-reduction measures, and fluctuations in the Company's quarterly results of operations.

   Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest methods to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                          NAVIGANT INTERNATIONAL, INC.

                                ANNUAL REPORT ON

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 26, 1999

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

General

   Navigant is one of the largest providers of corporate travel management services in the United States based on airline ticket sales. Navigant differentiates itself from its largest competitors by primarily focusing on middle market clients, which Navigant defines as businesses spending between $500,000 and $50 million annually on travel related expenses. With locations throughout the United States, in Canada, and in the United Kingdom, Navigant manages all aspects of its clients' travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. Navigant believes that by providing high quality service and by entering into management contracts, which may have terms of up to five years, Navigant is able to maintain a significant proportion of its clients from year to year. Navigant also provides specific group, leisure and special event management travel services, largely to its corporate clients. On December 26, 1999, Navigant had approximately 160 regional and branch offices and approximately 400 on-site locations.

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

   Navigant's proprietary AQUA(TM) quality control software products are industry leaders. AQUA's FareBuster(TM) cost avoidance system checks each travel record for a lower airline fare or hotel rate and continuously checks wait-list flight inventories for discount fares that become available prior to travel. AQUA's Trip Auditor(TM) system repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent flier upgrade opportunities.

   The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant currently provides reservation and ticketing services, as well as quality control and cost reduction systems, and other travel management products, including its travel accounting and management reporting services, through its consolidated Web site, Navigant.com, and its suite of Internet products and services, BusinessFLYR(TM) and ReportFLYR(TM). These services allow Navigant's clients to take advantage of its existing offline services more quickly and efficiently.

   Navigant's Internet subsidiary, NaviagantVactions.com, LLC, expects to leverage the existing client and customer base of Navigant to create an expanded leisure travel revenue source. Through agreements with Navigant's clients using private label and co-branding arrangements, NaviagantVacations.com plans to reach both employees of clients and customers of clients. The Company believes its CruiseCenter.com website provides exceptional value to customers, and the Company plans to augment the site with additional technology to further meet the demands of leisure travel customers for exceptional value and service. NavigantVacations.com expects to launch a comprehensive tour package product on its website in 2000, which should further expand its revenue generating opportunities.

   As of December 26, 1999, Navigant believes that at least 95% of its total transactions are generated from clients under management contracts or service fee arrangements. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically is entitled to receive a pre-negotiated management fee and to be reimbursed for its direct operating expenses and indirect overhead costs.

Development of Business

   In the late 1970s, Edward S. Adams, Navigant's Chairman and Chief Executive Officer, started a company in Denver, Colorado, focused on managing corporate travel. In 1983, Mr. Adams formed Professional Travel Corporation by merging his company with three of the largest corporate travel management companies in Colorado. By 1995, Professional Travel Corporation had become one of the 20 largest travel management companies in the United States.

   In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products' Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products' ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographical scale and client-base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of Navigant's common stock to the stockholders of U.S. Office Products (the "Travel Distribution"). Additionally, Navigant completed an initial public offering of 2,000,000 shares of Navigant common stock simultaneously with the Travel Distribution (the "Stock Offering"). The Travel Distribution was part of a restructuring plan (the "Strategic Restructuring"), in which U.S. Office Products spun-off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, Navigant acquired seven more regional corporate travel management companies in 1998, with nine more regional corporate travel management companies and an incentive and meeting company following in 1999. As of December 26, 1999, Navigant owned the following regional corporate travel management companies:

                Name                          Headquarters         Date Founded
                ----                          ------------         ------------
Akra Travel, d/b/a Navigant
 International/Northeastern Florida    Jacksonville, Florida           1985
Arrington Travel Center, d/b/a
 Navigant International/North Central  Chicago, Illinois               1969
Associated Travel, d/b/a Navigant
 International/Southwest               Santa Ana, California           1961
Atlas Travel, d/b/a Navigant
 International/South Central (1) (3)   Houston, Texas                  1958
Atlas Travel, d/b/a Navigant
 International/British Columbia        Vancouver, British Columbia     1961
Bowers Worldwide Travel, d/b/a
 Navigant International/Arizona        Phoenix, Arizona                1978
Chartrek International (2)             Norwalk, Connecticut            1978
Cornerstone Enterprises, d/b/a
 Cornerstone, A Navigant
 International Company                 Marlboro, Massachusetts         1983
Couch/Mollica Travel, d/b/a Navigant
 International/Pennsylvania            Pittsburgh, Pennsylvania        1984
Dollinger Travel, d/b/a Navigant
 International/Western New York        Rochester, New York             1986
Evans Travel Group, d/b/a Navigant
 International/Louisiana               New Orleans, Louisiana          1986
First Travelcorp, d/b/a Navigant
 International/Southeast               Raleigh, North Carolina         1991
Forbes Travel Service, d/b/a Navigant
 International/Pittsburgh              Pittsburgh, Pennsylvania        1972
Jarvis Travel, d/b/a Navigant
 International/Alberta                 Calgary, Alberta                1971
Lovejoy-Tiffany & Associates, Inc.,
 d/b/a Navigant International/
 Southeastern Michigan                 Ann Arbor, Michigan             1973
McGregor Travel Management, d/b/a
 Navigant International/ Northeast
 (2) (4)                               Stamford, Connecticut           1977
M.D. Travel Management, d/b/a
 Navigant International/ United
 Kingdom                               London, England                 1988
Moran Travel Bureau, d/b/a Navigant
 International/Boston                  Boston, Massachusetts           1988

Mutual Travel, d/b/a Navigant
 International/Northwest                          Seattle, Washington      1984
Oaks Travel (3)                                   Houston, Texas           1983
Omni Travel, d/b/a Navigant International/Boston  Cambridge, Massachusetts 1979
Professional Travel, d/b/a Navigant
 International/Rocky Mountain                     Denver, Colorado         1983
Simmons Associates, d/b/a Navigant
 International/District of Columbia               Alexandria, Virginia     1975
Travel Consultants, d/b/a Navigant
 International/Grand Rapids                       Grand Rapids, Michigan   1972
TravelCorp, d/b/a Navigant International/Twin
 Cites                                            Minneapolis, Minnesota   1974
World Express Travel, d/b/a Navigant
 International/Alaska                             Anchorage, Alaska        1987
1377665 Ontario Inc., d/b/a Navigant Travel
 Resources                                        Toronto, Ontario         1999

--------
(1) On December 28, 1998, Travel Arrangements, Inc. and St. Pierre Enterprises, Inc., which had been doing business as "Supertravel," and Atlas Travel Services, LLC, were all restructured into a common entity, Atlas Travel Services, L.P.
(2) On December 29, 1999, Chartrek International, Inc., was merged into McGregor Travel Management, Inc.
(3) On February 22, 2000, Oaks Travel Corp. was merged into Atlas Travel Services, L.P.
(4) On September 10, 1999, Wareheim Travel Services, Inc. (which had been doing business as "Travel Guide") was merged into McGregor Travel Management, Inc.

   Beginning January 1, 2000 all Navigant companies began doing business as Navigant International with the individual identifiers shown in the table above.

   Navigant acquired three more regional corporate travel management companies in January and February of 2000.

Travel Services Industry

   Navigant believes the travel services industry can be divided into two sectors: the unmanaged leisure/small business sector, and the managed, corporate sector. Navigant competes in the managed, corporate sector, which Navigant believes is made up of approximately 300 travel management companies. According to the Travel Industry Association of America and the United States Department of Commerce, Americans spent a total of $424 billion on domestic travel in 1998, of which Navigant believes a significant portion was for business travel.

   The corporate travel management industry grew dramatically as a result of the deregulation of the airline industry in 1978. The complex pricing strategies adopted by the airlines to maximize their yields and loads created an opportunity for travel management companies to assist mid-sized and large companies in managing their travel expenses. Over the years, the industry has progressed from merely delivering low-cost airline tickets to providing end-to-end support and services.

   Travel is among the largest controllable expense for most companies. Businesses hire corporate travel management companies to reduce these expenses, and to manage the travel process. Corporate travel management companies can cut travel expenses for their clients in many ways, including creating travel policies that take advantage of savings opportunities inherent in complex airline pricing structures, collecting data for greater leverage with suppliers, and negotiating favorable pricing directly with travel suppliers for the benefit of a particular client, and passing on cost savings and price reductions negotiated for the benefit of all clients.

   The corporate travel management industry has changed significantly since 1995. Some of the major changes are:

  .  Conversion to management contracts and service fee arrangements;

  .  Reduction in commission rates from airlines;

  .  Increasing industry reliance on technology; and

  .  Expansion of services offered to clients.

   Navigant believes that a successful response to these changes requires significant technological and financial resources, and that larger corporate travel management companies therefore may have a competitive advantage. Accordingly, Navigant believes the business travel management industry is undergoing a period of consolidation and that significant growth opportunities exist. Navigant believes that large companies providing integrated systems from purchasing to data collection will eventually dominate the industry.

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

Business Strategy

   Navigant's mission is to provide progressive travel management services delivered globally by its unified team of locally based professionals who are committed to exceeding the expectations of shareholders, clients, and fellow associates. Navigant refers to its employees as associates.

   The principal elements of Navigant's business strategy are to:

  .  Generate internal growth through:

    . Local marketing focused on increasing its middle market client base. Navigant intends to expand its client base of middle market companies by capitalizing on the breadth of its services, size, geographic scope and financial resources while maintaining its local and regional relationships and service. Navigant believes that its global presence will attract middle market corporate clients that have locations in more than one geographic region;

    . Cross-selling. Navigant plans to market its incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients, and market leisure travel to its clients' employees through NavigantVacations.com; and

    . Continuing to shift clients to management contracts and service fee arrangements. Navigant's shift toward a compensation structure based primarily on management contracts and service fee arrangements enables Navigant to share with clients the cost savings it achieves through operating efficiencies.

  . Use the Internet to attract new clients and increase efficiency. The Internet provides a multi-faceted opportunity for Navigant, which can be exploited both in its existing corporate business and in its growing leisure travel operations. On the corporate side, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving its clients electronically, whether over the Internet or through corporate Intranets, Navigant can reduce transaction costs. In addition, both the Internet and client Intranets should allow NavigantVactions.com to more effectively market leisure travel services to employees of its existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives. Further, by leveraging its technology platforms and its purchasing powers, NavigantVacations.com can provide a leisure travel sales operation with low costs and improved margins.

  . Leverage Navigant's size to decrease costs and increase revenues. As one of the largest corporate travel management companies, Navigant negotiates favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected computer reservation systems vendors, hotel commission clearinghouses, rental car companies, and airlines. Some of these agreements provide payments to Navigant of up-front incentives, as well as annual payments or costs savings that management believes are significantly higher than amounts that would have been offered to any of its individual subsidiary companies. In addition, Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunication, advertising, insurance, overnight delivery, employee benefits, office supplies and printing. Navigant believes that it will achieve economies of scale through the integration of its back-office operations, technology development and information and management systems at its current operations, while freeing local management to focus on growth and customer service. For instance, Navigant has approximately 85% of its transactions being processed on a single, company-wide information technology platform to service its accounting and reporting requirements. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative facilities and administrative functions, such as ARC processing, 24-hour toll-free number services as well as research and development. In addition, Navigant is consolidating regional locations and eliminating unnecessary facilities.

  . Continue to acquire established, profitable and well-managed corporate travel management companies. Navigant continues to believe that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. Navigant will seek to acquire companies that (i) have demonstrated growth and profitability, (ii) have desirable geographical locations, (iii) are run by successful, experienced entrepreneurs whom Navigant will endeavor to retain, (iv) predominantly serve the corporate market and (v) emphasize customer service. Navigant routinely reviews, and conducts investigations of, potential acquisitions of domestic and foreign travel management companies. When Navigant believes a favorable opportunity exists, Navigant seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by Navigant. At any given time, Navigant may be in discussion with one or more corporate travel management company owners. Navigant may also make other strategic investments in and acquisitions of travel-related businesses.

Services

 Travel Management Services

   Navigant provides its clients with a wide range of travel management services in addition to reservation and ticketing, including:

  .  Developing corporate travel policies;

  .  Managing adherence to travel policies;

  .  Outsourcing travel management consulting services;

  .  Designing information and management reporting systems;

  .  Negotiating favorable pricing with travel suppliers; and

  . Planning and organizing incentive programs, corporate meetings and special events.

   Navigant books travel reservations for its clients with a variety of travel suppliers, including airlines, hotels and rental car companies. Navigant uses three major computer reservation systems, SABRE, Galileo/Apollo and Worldspan to book airline tickets, hotel reservations and rental car reservations. After making travel reservations for its clients, Navigant issues tickets, both paper and electronic, and provides its customers with detailed itineraries, which include confirmation numbers for hotel and car rental reservations.

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

   Navigant's management reports provide detailed and comprehensive information about each client's travel expenses and patterns. These reports show savings achieved through the use of preferred vendors and adherence to travel policies, and analyze destinations, airlines and hotel usage and rental car expense. The information collected helps Navigant and the client negotiate discounts and pricing with vendors, and allows the client to monitor and enforce its travel policies.

   Navigant operates a 24-hour toll free telephone service to provide emergency assistance to travelers. Many other travel management companies use this service and Navigant believes it is regarded as one of the best 24-hour services in the travel industry.

   As a growing part of its business, Navigant has created an incentive, corporate meeting and special-event subsidiary called Cornerstone. Cornerstone is comprised of existing meetings and incentive operations within Navigant's various subsidiaries, and Cornerstone Enterprises, and it provides innovation and expertise in the areas of incentive programs, meetings and special events. Cornerstone operates out of regional offices throughout the United States, and will soon expand into the United Kingdom. Services provided by Cornerstone include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management.

   In addition to corporate travel management, Navigant provides leisure travel services to both individuals and groups as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate client base. Navigant expects that NavigantVacations.com will utilize Navigant's existing resources to increase revenues and operating profits from leisure travel sales.

 Use of Technology

   Navigant embraces technology as a key to future success in the corporate travel management industry. Navigant's information technology can provide its clients' corporate travel managers as well as financial officers with extensive data about individual, departmental and company travel activity and patterns. Navigant can use this information to consult with its corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, Navigant can provide corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

   Navigant has developed a fully-automated quality assurance program, AQUA(TM), which features both a quality auditing system and a computerized cost avoidance system. AQUA's Trip Auditor(TM) system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent-flier upgrade opportunities. AQUA's FareBuster(TM) cost avoidance system is a computerized cost avoidance program which checks each record for a lower airline fare or hotel rate and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA(TM) also advises travel managers of travelers who are not taking advantage of the lowest fare. Currently, Navigant has the AQUA(TM) system installed to process approximately 80% its transactions, and plans to convert the balance during 2000. Approximately 60% of the top ten travel management companies in the United States use portions of the AQUA(TM) system.

   During 1999, Navigant embarked upon a concerted accounting and client reporting standardization program. This resulted in converting accounting systems to a single system and reporting systems to a standard system. Conversions are ongoing, but approximately 85% of all travel transactions processed by Navigant are now processed on its consolidated system.

   The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant serves its corporate clients through its consolidated Web site, Navigant.com and its suite of Internet products and services, BusinessFLYR(TM) and ReportFLYR(TM). BusinessFLYR(TM) allows Navigant's corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client's requirements. Through Report FLYR(TM), the corporate client can view trip information sorted at every level of corporate organization, from individual travel to department, division or entire company. ReportFLYR(TM) allows corporate travel managers and other executives the ability to view their company's travel activities and real-time data 24 hours a day using a password protected system.

   Through its existing Internet subsidiaries, NavigantVacations.com and CruiseCenter.com, and client Intranet presence, Navigant is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients, members of affinity group clients and to provide reservation and ticketing, as well as its quality control and cost reduction services, to other leisure consumers.

 Distribution of Services

   Navigant provides corporate travel management services to its clients through several channels, including on-site offices, regional travel management offices and on-site satellite ticket printers ("STPs").

   At December 26, 1999, Navigant had approximately 400 on-site offices on client premises, where it provides customized trip planning, reservation and ticketing services to the employees of corporate clients. On-site operations are typically desirable for clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the client's travel manager to meet the client's travel needs, including the need for customized corporate travel information and negotiations with travel suppliers frequently used by the customer.

   As of December 26, 1999, Navigant had approximately 160 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

   As of December 26, 1999, Navigant also operated approximately 500 STPs at client locations across the country. Navigant uses these printers to distribute tickets instantly to clients' field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. Navigant believes that the advent of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

   Navigant has entered into arrangements with third parties pursuant to which it fulfills travel reservations placed on the Internet. In addition, Navigant, through its Navigant.com Web site, allows clients to, among other things, check flight times, make reservations, access and sort password-protected corporate travel data, find restaurants and automatic teller machines, and access the latest currency conversions.

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

Marketing and Sales

   Navigant's marketing continually targets both new and existing customers. Navigant's sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers, or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through "requests for proposals." Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant has approximately 120 associates in its sales and marketing departments.

Competition

   The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of its competitors are larger and have greater brand-name recognition and financial resources than Navigant does. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers, which give them access to favorable availability of products (including airplane seats and hotels room). Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

   Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer on-line services, have increased the ability of travel suppliers to distribute their travel products and some limited services directly to the consumer. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information that is available through Navigant. An Internet-based travel service may, however, provide such access in the future.

   Navigant believes that it competes for clients based upon service, price and specialized knowledge. Navigant believes that it is well-positioned to compete in these areas due to its combination of size and regional focus. Navigant uses its size to achieve operating efficiencies by implementing customized and industry-standard technologies and by consolidating administrative functions. Navigant's size also provides opportunities to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Navigant's regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which helps improve customer service, solidify customer relationships and expand the Company's customer base.

Management Information Systems

   Navigant uses networked management information systems for financial management, reporting, and communication. These systems provide management with current financial information from all Navigant offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. Navigant employs technicians to administer, install, and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its customers. Navigant began implementing a single, Company-wide information technology platform to service its accounting and reporting requirements in 1998, and approximately 85% of the Company's transactions are currently being transacted on the new system. The Company expects the remaining transactions to be on the new system by the end of its 2000 fiscal year.

Year 2000 Issues

   Navigant addressed the potential Year 2000 Problems throughout fiscal 1998 and fiscal 1999. A "Year 2000 Problem" is one where systems either fail to operate as expected, or cease to be operational because date dependent functions improperly interpret dates after December 31, 1999. As of March 24, 2000, the Company has not experienced any material interruption in business as a result of any Year 2000 Problem. Nevertheless, the Company will continue to monitor its critical systems for indications of a latent Year 2000 Problem to be sure that any such problem will be addressed promptly. Likewise, the Company will continue to monitor its material vendors to be sure that they correct any latent Year 2000 Problems quickly.

   Navigant did not incur material costs in investigating and remediating the Year 2000 Problem. The costs of replacing some systems were borne by the Company's vendors, while other costs were part of Navigant's normal capital expenditure budget. The Company's primary costs were incurred in the consolidation of the back-office accounting system; however, this activity was undertaken for business reasons apart from potential Year 2000 Problems. The Company's total incremental costs related to the Year 2000 Problem remediation were less than $200,000.

Employees

   As of December 26, 1999, Navigant had approximately 3,500 full-time associates, none of whom is subject to collective bargaining agreements. The Company believes that it enjoys good relations with its associates.

Properties

   As of December 26, 1999, Navigant operated at 28 travel agency facilities, 2 of which are owned and 26 of which are leased. The following are the Company's primary properties:

                                       Approximate
                                         Square    Owned/
 Region             Location             Footage   Leased      Expiration
 ------             --------           ----------- ------      ----------
 Canada    Vancouver, British Columbia    6,684    Leased August 31, 2001
 Canada    Calgary, Alberta              10,277    Leased October 31, 2001
 Canada    Toronto, Ontario               2,446    Leased August 14, 2005
  North
 Central   Chicago, Illinois             28,253    Leased July 21, 2001
  North
 Central   Edina, Minnesota              12,624    Leased May 31, 2003
  North
 Central   Ann Arbor, Michigan           12,600    Leased July 31, 2004
  North
 Central   Grand Rapids, Michigan         4,700    Leased May 12, 2002
  North
 Central   Grand Rapids, Michigan        29,142     Owned N/A
Northeast  Stamford, Connecticut         10,000    Leased May 18, 2004
Northeast  Alexandria, Virginia           6,000    Leased month-to-month
Northeast  Marlboro, Massachusetts        7,661    Leased September 1, 2004
Northeast  Norwalk, Connecticut           7,235    Leased June 30, 2004(1)
Northeast  Pittsburgh, Pennsylvania       3,276    Leased June 24, 2002
Northeast  Pittsburgh, Pennsylvania       4,245    Leased June 29, 2002
Northeast  Rochester, New York            4,674    Leased July 31, 2004
Northeast  Cambridge, Massachusetts      15,500    Leased December 31, 2001(2)
Northeast  Boston, Massachusetts          3,080    Leased May 31, 2000(2)
Northwest  Seattle, Washington           18,538    Leased August 31, 2001
Northwest  Anchorage, Alaska              8,726    Leased month-to-month
  Rocky
 Mountain  Englewood, Colorado           49,900     Owned N/A
  South
 Central   New Orleans, Louisiana         7,590    Leased September 30, 2003
  South
 Central   Houston, Texas                26,723    Leased April 30, 2001
  South
 Central   Houston, Texas                13,617    Leased September, 30, 2002
Southeast  Raleigh, North Carolina       12,002    Leased March 31, 2001
Southeast  Jacksonville, Florida          4,849    Leased June 30, 2006
Southwest  Phoenix, Arizona              14,615    Leased September 30, 2004

                                      Approximate
                                        Square    Owned/
    Region            Location          Footage   Leased    Expiration
    ------            --------        ----------- ------    ----------
  Southwest     Santa Ana, California   25,439    Leased November 15, 2003
United Kingdom  London, England          4,110    Leased December 26, 2001

--------
(1) On December 30, 1999, Chartrek assigned this lease, and vacated the premises in December of 1999.
(2) On December 2, 1999, Moran Travel Bureau, d/b/a Navigant International/Boston entered into a lease with a commencement date of March 1, 2000 for 15,500 square feet to be used as a common location for the Cambridge and Boston facilities. This lease expires on February 29, 2005 and the landlord of the Cambridge location has released Navigant from its current lease agreement.

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

Recent Developments

   In February 2000, Navigant undertook a formal plan approved by the Board of Directors for cost reduction measures including the consolidation of certain operating functions on a regional basis and the elimination of additional duplicative facilities. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording a restructuring charge of approximately $1.9 million in March 2000. Management anticipates that these measures will be completed throughout 2000. The 2000 charge includes the severance associated with the termination of approximately 130 positions and the merger of several facilities.

Executive Offices

   Navigant's principal executive offices are located at 84 Inverness Circle East, Englewood, Colorado 80112, and our telephone number is (303) 706-0800.

ITEM 3. LEGAL PROCEEDINGS.

   The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products and certain former and present executive officers of U.S. Office Products as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U. S. Office Products.

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products' plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 26, 1999, the approximate book value of these two subsidiaries was $12.6 million. The Company intends to vigorously defend against this lawsuit.

   Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named Jonathan Ledecky (a former director of Navigant), U.S. Office Products, and, in some cases, Sands Brothers & Co. Ltd. as defendants. Navigant has not been named as a defendant in these actions. The actions claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with U.S. Office Products' Strategic Restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to U.S. Office Products' acquisition of Mail Boxes Etcetera. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. A consolidated amended complaint was filed on July 29, 1999, naming U.S. Office Products and Mr. Ledecky as defendants.

   Sellers of two businesses that U.S. Office Products acquired in the fall of 1997 and that were spun off in connection with U.S. Office Products' Strategic Restructuring (which included the Travel Distribution) also have filed complaints in the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on February 10, 1999 and March 3, 1999, respectively, and name, among others, U.S. Office Products as a defendant. Both of these cases have been transferred and consolidated for pretrial purposes with the purported class-action pending in the United States District Court for the District of Columbia.

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and U.S. Office Products has sought to have both cases transferred and consolidated with the cases pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty.

   In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the cases before it engage in mediation, and "administratively closed" the cases that had been consolidated until completion of the mediation process. Mediation sessions were held in December 1999 and January 2000. If the cases are not settled by mediation, the cases will be reopened with the court.

   On April 14, 1998, a stockholder purporting to represent a class composed of all U.S. Office Products' stockholders filed an action in the Delaware Chancery Court. The action names U.S. Office Products and its directors, including Mr. Ledecky, as defendants, and claims that the directors breached their fiduciary duty to stockholders of U.S. Office Products by changing the terms of the self tender offer for U.S. Office Products' common stock that was a part of the Strategic Restructuring Plan to include employee stock options. The complaint seeks injunctive relief, damages and attorneys' fees. The directors filed an answer denying the claims against them, and U.S. Office Products has moved to dismiss all claims against it.

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

   Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

   The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "FLYR." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

                                                                   High   Low
                                                                  ------ ------
1999
----
First Quarter (December 28, 1998 through March 28, 1999)......... $ 8.31 $ 5.00
Second Quarter (March 29, 1999 through June 27, 1999)............ $ 8.81 $ 4.81
Third Quarter (June 28, 1999 through September 26, 1999)......... $ 9.13 $ 7.38
Fourth Quarter (September 27, 1999 through December 26, 1999).... $12.00 $ 6.31

1998
----
Second Quarter (June 9, 1998 (1) through June 27, 1998).......... $ 8.63 $ 6.25
Third Quarter (June 28, 1998 through September 26, 1998)......... $ 8.75 $ 5.38
Fourth Quarter (September 27, 1998 through December 27, 1998).... $ 7.13 $ 4.00

(1) Prior to June 9, 1998, Navigant was a division of U.S. Office Products.

Holders

   At March 13, 2000, the last reported sales price of the Common Stock was $9.44 per share, and the number of holders of record of the Common Stock was approximately 3,283.

Dividends

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

Sales of Unregistered Securities

   During the fiscal year ended December 26, 1999, there were no sales by the Company of unregistered securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

   The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 26, December 27, December 28, December 29, December 30,
                              1999         1998         1997         1996         1995
                          ------------ ------------ ------------ ------------ ------------
                                       (In thousands, except per share data)
Statement of Income Data
 (1):
Revenues................    $229,161     $171,368     $90,917      $54,749      $45,267
Operating expenses......     128,971       99,734      52,517       29,060       25,836
General and
 administrative
 expenses...............      61,320       47,988      27,377       19,707       14,645
Depreciation and
 amortization expense...       9,752        7,167       3,090        1,386          918
Non-recurring charges
 (2)....................                    8,236       1,156
                            --------     --------     -------      -------      -------
Operating income........      29,118        8,243       6,777        4,596        3,868
Interest expense........       5,929        2,070         685          540          515
Interest income.........        (199)        (227)       (400)        (452)        (352)
Other, net..............          15          (30)        (29)          60           42
                            --------     --------     -------      -------      -------
Income before provision
 for income taxes.......      23,373        6,430       6,521        4,448        3,663
Provision for income
 taxes..................      10,217        3,987       2,975          709          565
                            --------     --------     -------      -------      -------
Income before minority
 interest...............      13,156        2,443       3,546        3,739        3,098
Minority interest.......         120
                            --------     --------     -------      -------      -------
Net income..............    $ 13,036     $  2,443     $ 3,546      $ 3,739      $ 3,098
                            ========     ========     =======      =======      =======
Net income per share:
  Basic.................    $   1.02     $   0.19     $  0.33      $  0.45      $  0.52
  Diluted...............    $   1.01     $   0.18     $  0.32      $  0.44      $  0.52
Weighted average number
 of common shares
 outstanding:
  Basic.................      12,841       13,156      10,858        8,250        5,906
  Diluted...............      12,868       13,250      11,078        8,425        6,002

                          December 26, December 27, December 28, December 29, December 30,
                              1999         1998         1997         1996         1995
                          ------------ ------------ ------------ ------------ ------------
                                                                 (unaudited)   (unaudited)
                                                   (In thousands)
Balance Sheet Data (1):
Working capital.........    $ 20,067     $  1,208     $12,379      $ 5,828      $ 4,288
Total assets............     287,311      206,848     137,861       25,967       25,258
Total debt..............     107,219       62,463      16,806        5,655        8,160
Stockholders' equity....     124,963      114,125      99,644       13,569        9,187

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 26, December 27, December 28, December 29, December 30,
                              1999         1998         1997         1996         1995
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
Other Data (1):
EBITDA (3)..............    $ 38,870     $ 15,410     $ 9,867      $ 5,982      $ 4,786
Cash flow--operating
 activities.............       9,988       10,078       6,527        5,814        4,161
Cash flow--investing
 activities.............     (47,175)     (65,381)     (2,588)      (1,796)         561
Cash flow--financing
 activities.............      38,961       49,341      (7,733)        (350)      (3,119)
Increase (decrease) in
 cash...................       1,688       (5,733)     (3,837)       3,668        1,603
Capital expenditures....       5,234        4,313       1,424        1,796        1,858

--------
(1) The historical financial information of the businesses that were acquired in business combinations accounted for under the pooling-of-interests method during the period from January through April 1997 have been combined on a historical basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if these pooled businesses had always been members of the same operating group. The financial information of the businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.
(2) For a discussion of non-recurring charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."
(3) "EBITDA" is defined as income from operations, plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Annual Report because it is a basis upon which Navigant assesses its financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

   The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

   The Company's consolidated financial statements give retroactive effect to the four business combinations accounted for under the pooling-of-interests method during the period from January through April 1997 (the "Pooled Companies") and includes the results of operations for the seven companies acquired in business combinations in 1997 accounted for under the purchase method (the "1997 Purchased Companies"), the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies") and the ten companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies") from their respective dates of acquisition.

 Sources of Revenue

   Historically, arrangements between corporate travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, corporate travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. In 1995, the airlines instituted a commission cap of $50 on round-trip domestic tickets and $25 on one-way domestic tickets. In October 1997, the airlines cut the base commission on domestic and international tickets from 10% to 8% of the ticket price. The Company and other travel management companies were significantly affected by these commission reductions, particularly the October 1997 reduction, which resulted in a decrease in gross revenue per transaction. In October 1998, the airlines instituted a commission cap of $100 on round-trip international tickets and $50 on one-way international tickets. Most recently, in October 1999, the airlines further cut the base commission on domestic and international tickets from 8% to 5% of the ticket price. The previous commission caps of $50 on round-trip domestic tickets and $25 on one-way domestic tickets and $100 on round-trip international tickets and $50 on one-way international tickets remained in effect.

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

   The Company believes that its management contracts and service fee arrangements should minimize the financial impact of the above noted commission caps, as well as any future changes in the airline commission rates. The Company believes that at least 95% of its total transactions are currently generated from clients under management contracts and service fee arrangements and expects this percentage to increase to 98% to 100% during the early part of 2000 as contracts are renegotiated.

   The Company has entered into agreements with major airlines for the payment of "incentive override" commissions in addition to the base commissions described above. Under these agreements, the airlines generally pay additional commissions on domestic and international air travel if the volume of the Company's ticket sales surpasses specified thresholds, which typically are based on the airlines' share of the relevant markets. Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses, and rental car companies. Some of these contracts provide payments to the Company of up-front fees or annual payments or cost savings to Navigant.

 Expenses

   The Company's direct operating expenses include principally labor (which comprised approximately 76.3% and 70.7% of total direct operating expenses in 1999 and 1998, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

   The Company's general and administrative expenses include principally labor (which comprised approximately 50.4% and 52.1% of total general and administrative expenses in 1999 and 1998, respectively), occupancy and other costs.

 1997 Non-Recurring Charges

   The Company incurred non-recurring acquisition costs of $1.16 million during 1997 in connection with the acquisition of the Pooled Companies. These non-recurring charges included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees.

 1998 Non-Recurring Charges

   During 1998, the Company incurred the following non-recurring charges:

                                                         Cash  Non-cash Total
                                                        ------ -------- ------
                                                            (In thousands)
Prior to or in conjunction with the Distribution:
Impaired Goodwill--March 1998..........................         $  613  $  613
Operation consolidation................................ $  365     333     698
Allocated charges associated with the Distribution.....  1,073   2,677   3,750
Subsequent to the Distribution:
Operational consolidation and elimination of redundant
 facilities............................................  2,602     573   3,175
                                                        ------  ------  ------
Total non-recurring charges............................ $4,040  $4,196  $8,236
                                                        ======  ======  ======

   On March 13, 1998, the Company received 90 days' notice of termination of a business relationship that contributed approximately $600,000 to net operating income during 1997. In March 1998, the Company wrote off $613,000 in intangible assets relating to the original acquisition of this contract. In addition to this charge, the Company took a charge in April 1998 of approximately $698,000 in connection with the disposition of certain equipment, severance charges and other costs associated with a change in operational strategy to a centralized management structure at one of its locations. This switch to a centralized management structure from a regional structure at this location is consistent with the existing structure at the other regional travel management companies acquired.

   The Company incurred strategic restructuring costs of $3.75 million in connection with the Travel Distribution as an allocation from U.S. Office Products. Of this amount, $1.0 million was an allocation to the Company for a portion of the strategic restructuring charge incurred by U.S. Office Products and the remaining $2.75 million was as a result of U.S. Office Products Company's purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Travel Distribution. Of the $2.75 million, $2.68 million was recorded as a non-cash compensation charge while the $73,000 relates to the Company's portion of payroll taxes on the compensation.

   As part of the Company's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company recording a restructuring charge of $3.18 million in November and December 1998. The 1998 charge included the closure of 20 facilities, the sale of one building and the severance associated with the termination of 127 employees. Through December 1999, 18 facilities have been closed or consolidated and 142 employees have been terminated. The following table summarizes non-recurring charges associated with the 1998 cost reduction plan and sets forth their usage for the periods indicated:

                           Employee
                         Severance and    Facility
                          Termination   Closures and
                             Costs     Consolidations  Total
                         ------------- -------------- -------
                                       (In thousands)
1998 Charge.............    $1,172        $ 2,003     $ 3,175
Payments................      (513)          (472)       (985)
Non-cash usage..........                     (573)       (573)
                            ------        -------     -------
Balance at December 27,
 1998...................       659            958       1,617
Payments................      (905)        (1,004)     (1,909)
Non-cash usage..........
Additional expense
 recorded during 1999...       246             46         292
                            ------        -------     -------
Balance at December 26,
 1999...................    $    0        $     0     $     0
                            ======        =======     =======

 2000 Non-Recurring Charges

   In February 2000, the Company undertook a formal plan approved by the Board of Directors for further cost reduction measures including the consolidation of certain operating functions on a regional basis and the elimination of duplicative facilities. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording a restructuring charge of approximately $1.9 million in March 2000. Management anticipates that these measures will be completed throughout 2000. The 2000 charge includes the severance associated with the termination of approximately 130 positions and the merger of several facilities.

   The following discussion should be read in conjunction with Navigant's consolidated financial statements and related notes thereto appearing elsewhere in the Annual Report.

Results of Operations

   The following table sets forth various items as a percentage of revenues for 1999, 1998 and 1997:

                                               For the Fiscal Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Revenues...............................     100.0%       100.0%       100.0%
Operating Expenses.....................      56.3         58.2         57.8
General and administrative expenses....      26.8         28.0         30.1
Depreciation and amortization expense..       4.2          4.2          3.4
Non-recurring costs....................                    4.8          1.2
                                            -----        -----        -----
Operating income.......................      12.7          4.8          7.5
Interest expense, net..................       2.5          1.1          0.3
Other (income) expense.................       0.0          0.0          0.0
                                            -----        -----        -----
Income before provision for income
 taxes.................................      10.2          3.7          7.2
Provision for income taxes.............       4.5          2.3          3.3
                                            -----        -----        -----
Income before minority interest........       5.7%         1.4%         3.9%
                                            =====        =====        =====

Consolidated Results of Operations

 Fiscal Year Ended December 26, 1999 Compared to Fiscal Year Ended December 27, 1998

   Consolidated revenues increased 33.7%, from $171.4 million for 1998 to $229.2 million for 1999. This increase was primarily due to the inclusion of the revenues from the 1998 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $52.5 million in consolidated revenues. Additionally, the Company has increased revenues in 1999 through improved national contracts with certain of its vendors and internal growth.

   Operating expenses increased 29.3%, from $99.7 million, or 58.2% of revenues, for 1998 to $129.0 million, or 56.3% of revenues, for 1999. The decrease in operating expense as a percentage of revenues was due primarily to the spreading of certain fixed operating expenses over a larger revenue base and an increase in revenue from certain vendors, due to the Company's negotiation of improved national contracts with these vendors.

   General and administrative expenses increased 27.8%, from $48.0 million, or 28.0% of revenues, for 1998 to $61.3 million, or 26.8% of revenues, for 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 and 1999 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and as a result of spreading certain fixed general and administrative expenses over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions, resulting in a decrease in general and administrative expenses during 1999.

   Depreciation and amortization expense increased 36.1%, from $7.2 million, or 4.2% of revenues, for 1998 to $9.8 million, or 4.2% of revenues, for 1999. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 1999 compared to 1998.

   The Company did not incur any non-recurring charges in 1999 compared to $8.2 million during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--1998 Non-Recurring Charges."

   Interest expense, net, increased from $1.8 million or 1.1% of revenues, for 1998 to $5.7 million, or 2.5% of revenues, for 1999. The increase was attributable to financing the acquisition of the 1998 and 1999 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for 1999 increased to $75.5 million compared to $31.7 million for 1998 resulting in approximately $2.9 million in interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $1.0 million additional interest expense as the Company's average interest rate increased from 6.5% in 1998 to 7.8% in 1999.

   Provision for income taxes increased from $4.0 million for 1998 to $10.2 million for 1999, reflecting effective income tax rates of 62.0% and 43.7%, respectively. The high effective income tax rate compared to the federal statutory rate of 35% was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rate in 1999 was lower than the effective rate in 1998 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later periods. Additionally, the 1998 effective rate is adversely affected by the large non-recurring charges, which increased the ratio of non-deductible goodwill amortization to pre-tax income in 1998 from 16.1% to 36.8%.

 Fiscal Year Ended December 27, 1998 Compared to Fiscal Year Ended December 28, 1997

   Consolidated revenues increased 88.5%, from $90.9 million for 1997 to $171.4 million for 1998. This increase was primarily due to the inclusion of the revenues from the 1997 and 1998 Purchased Companies from their respective dates of acquisition, which added approximately $79.0 million in consolidated revenues. Additionally, the Company also increased the number of clients under management contracts and service fee arrangements. This revenue offset the approximate 20% reduction in commission revenue, due to the commission cuts imposed by the airlines on all travel in October 1997. Additionally, the Company increased revenues in 1998 due to the internal growth of approximately 1.5%.

   Operating expenses increased 89.9%, from $52.5 million, or 57.8% of revenues, for 1997 to $99.7 million, or 58.2% of revenues, for 1998. The increase in operating expense as a percentage of revenues was due primarily to normal inflationary pressures on salaries and other operating expense in 1998 while overall revenues remained flat when excluding revenues from acquisitions as discussed above.

   General and administrative expenses increased 75.3%, from $27.4 million, or 30.1% of revenues, for 1997 to $48.0 million, or 28.0% of revenues, for 1998. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and as a result of spreading certain fixed general and administrative expenses over a larger revenue base.

   Depreciation and amortization expense increased from $3.1 million, or 3.4% of revenues, for 1997 to $7.2 million, or 4.2% of revenues, for 1998. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 1998 compared to 1997.

   The Company incurred non-recurring charges of $8.2 million during 1998 compared to $1.2 million during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--1998 Non-Recurring Charges."

   Interest expense, net, increased from $285,000 or 0.3% of revenues, for 1997 to $1.8 million, or 1.1% of revenues, for 1998. The increase was attributable to financing the acquisition of the 1998 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for 1998 increased to $31.7 million compared to $10.0 million for 1997.

   Provision for income taxes increased from $3.0 million for 1997 to $4.0 million for 1998, reflecting effective income tax rates of 45.6% and 62.0%, respectively. The high effective income tax rate compared to the federal statutory rate of 35% was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rate in 1998 was higher than the effective rate in 1997 due to a higher ratio of non-deductible goodwill amortization to pre-tax income in 1998, which was attributable to the larger non-recurring charge in 1998. This increased the ratio of non-deductible goodwill amortization to pre-tax income in 1998 from 16.1% to 36.8%. Additionally, the Pooled Companies were not subject to federal income taxes on a corporate level prior to being acquired by Navigant as they had elected to be treated as subchapter S corporations ("Subchapter S Companies"), resulting in minimal income tax expense during the period from January through April 1997.

Liquidity and Capital Resources

   At December 26, 1999, the Company had cash of $2.0 million, excluding restricted cash in NavigantVacations.com, working capital of $20.1 million ($5.1 excluding restricted cash in NavigantVacations.com), borrowings of $90.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $17.2 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $35.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at December 26, 1999 was approximately $232.2 million.

   The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. These borrowings are secured by the accounts receivable and other assets of the Company.

   The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least fiscal 2002 based on current budgets.

   During 1999, net cash provided by operating activities was $10.0 million. Net cash used in investing activities was $47.2 million, including $5.2 million for additions to property and equipment, such as computer equipment and office furniture, and $28.0 million for the acquisition of the 1999 Purchased Companies, and $15.0 million for the purchase of cash equivalents with the restricted cash in NavigantVacations.com offset by the proceeds from the sale of a building for $1.0 million. Net cash provided by financing activities was $39.0 million, consisting of $8.1 million for repayments by the Company of long-term indebtedness, $2.2 million for payment of debt issuance costs attributable to the Company's new revolving credit facility and $3.2 million for the repurchase of common stock offset by net increases of $36.7 million in the Company's Credit Facility, $15 million from the proceeds of the issuance of a minority interest in NavigantVacations.com, and $800,000 for the proceeds from the exercise of stock options.

   During 1998, net cash provided by operating activities was $10.1 million. Net cash used in investing activities was $65.4 million, including $4.3 million for additions to property and equipment, such as computer equipment and office furniture, and $59.5 million for the acquisition of the 1998 Purchased Companies. Net cash provided by financing activities was $49.3 million, consisting of $53.3 million in proceeds from the Company's Credit Facility and $15.0 million from the Stock Offering, partially offset by repayment to U.S. Office Products of the $8.8 million of indebtedness allocated to the Company in the Travel Distribution (net of advances from U.S. Office Products in 1998) and by $6.9 million of dividends to U.S. Office Products.

   During 1997, net cash provided by operating activities was $6.5 million. Net cash used in investing activities was $2.6 million, including $1.4 million for additions to property and equipment, such as computer equipment and office furniture, and $1.2 million to pay for non-recurring acquisition costs. Net cash used in financing activities was $7.7 million, including $12.2 million for repayment of indebtedness and $3.0 million for the payment of dividends, partially offset by advances to Navigant of $7.3 million from U.S. Office Products.

   In August 1999, the Company obtained the Credit Facility, a secured $125.0 million revolving credit facility to replace the Company's previous $60.0 million revolving credit facility and a $15.0 million short term bridge loan agreement. The Credit Facility is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

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

New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Risk Factors

 Significant Indebtedness and Interest Payment Obligations

   Navigant is significantly leveraged. At December 26, 1999, Navigant had $107.2 million of consolidated outstanding debt and its total consolidated debt, as a percentage of capitalization, was 46.2%. Navigant may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital even though its Credit Facility imposes some limits on its ability to do so. Navigant's high level of indebtedness could have important consequences to its stockholders, which include the following:

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

   In addition, Navigant's Credit Facility also requires it to comply with certain financial ratios. Navigant's ability to comply with these ratios may be affected by events beyond its control. If Navigant breaches any of these covenants in its Credit Facility, or if Navigant is unable to comply with the required financial ratios, it may be in default under its Credit Facility. A significant portion of Navigant's indebtedness then may become immediately due and payable. Navigant is not certain whether it would have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to revolver borrowings under the Credit Facility on which Navigant relies to fund its liquidity.

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

 Risks Related to Revenue

   Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. Since 1995, most airlines have substantially reduced the amount of commissions paid to travel agents for booking domestic and international flights. The airlines have both capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents and may further reduce commissions in the future. Further reductions in commissions may reduce Navigant's revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Navigant--Introduction--Sources of Revenue" in Item 7. There can be no assurance that the airlines will not further reduce commissions.

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

   Navigant also derives part of its revenues from incentive override commissions paid by the major airlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction-- Sources of Revenue" in Item 7. If, during any period, Navigant fails to meet incentive levels, revenues could decrease. In addition, the airlines may reduce or terminate incentive override commissions and Navigant may not be able to extend its current incentive override commission arrangements or enter into new arrangements that are as favorable as its current arrangements.

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

 Dependence on Travel Suppliers

   Navigant is dependent upon travel suppliers for access to their products and services (including airplane seats and hotel rooms). Certain travel suppliers offer Navigant pricing that is preferential to published fares, enabling Navigant to offer prices lower than would be generally available to travelers and other corporation travel management companies or travel agents. Travel suppliers can generally cancel or modify their agreements with Navigant upon relatively short notice, leaving Navigant subject to the loss of contracts, changes in its pricing agreements, commission schedules and incentive override commission arrangements, and more restricted access to travel suppliers' products and services, which could have a material adverse effect on Navigant's business, financial condition and results of operations.

 Dependence Upon Technology

   Navigant's business is dependent upon a number of different information and telecommunications technologies. In addition, Navigant's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, computer reservation systems operated by SABRE, Galileo/Apollo, Worldspan and Amadeus. Navigant's business, financial condition and results of operations may be materially adversely affected if these technologies or systems fail, or if Navigant's access to these systems is restricted.

 Risks Associated with the Corporate Travel Management Industry; General Economic Conditions

   Navigant's operating results generally depend upon factors affecting the corporate travel management industry. Navigant's revenues and earnings are especially sensitive to events that affect business air travel, and the level of car rentals and hotel reservations. A number of factors, including recession or slower economic growth, rising travel costs, extreme weather conditions and concerns about passenger safety, could result in a temporary or longer-term overall decline in demand for business travel. Advances in technology and communications, such as videoconferencing and Internet-based teleconferencing, may also adversely impact travel patterns and travel demand. Navigant believes that price-based competition will continue in the airline industry for the foreseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on Navigant's business, financial condition and results of operations.

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

   Currently, Navigant and some of its subsidiaries operate on separate computer systems and Navigant and most of its subsidiaries operate on separate telephone systems, several of which use different technologies. Although Navigant has made substantial progress in consolidating its back-room accounting, several other systems have not been consolidated. Navigant expects that it will eventually integrate these other systems, but it has not yet established a definitive timetable for integration of all of such systems or its definitive capital needs for the integration. The contemplated integration of its systems may cause disruption to Navigant's business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

 Risks Related to Navigant's Acquisition Strategy

   General. One of Navigant's strategies is to increase its revenues and the markets it serves through the acquisition of additional corporate travel companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of Rapid Growth; Limited History as a Stand-Alone Company" in Item 7. Navigant may not be able to make acquisitions at the pace it desires or on favorable terms, if at all. In addition, the consolidation of the travel management industry has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining travel management companies.

   The companies Navigant has acquired, or which Navigant may acquire in the future, may not achieve sales and profitability that would justify Navigant's investment in them. Navigant's acquisitions of companies outside the United States may subject it to certain risks inherent in conducting business internationally. These risks include fluctuations in currency exchange rates, new and different legal and regulatory requirements and difficulties in staffing and managing foreign operations.

   Integration. Integration of operations of the companies Navigant acquired or may acquire in the future may also involve a number of special risks, which may have adverse short-term effects on Navigant's operating results. These may be caused by:

  . severance payments to employees of acquired companies;

  . restructuring charges associated with the acquisitions; and

  . other expenses associated with a change in control.

   Integration of acquire companies may also result in:

  . diversion of management's attention;

  . difficulties with retention;

  . the need to hire and train key employees;

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

   Financing. Navigant currently intends to finance its future acquisitions by using cash, borrowed funds, shares of its Common Stock or a combination thereof. If Navigant's Common Stock does not maintain a sufficient market value, if its price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept Navigant's Common Stock as part of the consideration for the sale of their businesses, Navigant may then be required to use more of its cash resources or more borrowed funds in order to maintain its acquisition program. Navigant's ability to use shares of its Common Stock to make acquisitions may also be limited by Section 355(e) of the Internal Revenue Code. That section provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spin-off subsidiary is acquired pursuant to a plan or series of related transactions that includes the spin-off. Acquisitions made by Navigant within two years before or after the distribution by U.S. Office Products of Navigant's Common Stock in June 1998 may be deemed part of such a plan or series of related transactions. If Navigant is unable to use Common Stock for acquisitions and Navigant does not have sufficient cash resources, its growth could be limited unless Navigant is able to obtain additional capital through debt or other financing. Navigant may not be able to obtain additional capital if and when needed on terms Navigant deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Restrictions Imposed by Terms of Indebtedness" in Item 7.

   Accounting. Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. Navigant has been and will be unable to satisfy this criterion for a period of two years following the distribution of its common stock by U.S. Office Products (until approximately June 2000). Therefore, any business combination completed by Navigant during such period will be accounted for under the purchase method, resulting in the recording of goodwill. The amortization of the goodwill has and will reduce Navigant's reported net income below that which would have been reported if it had used the pooling-of-interests method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Material Amount of Goodwill" in Item 7. Existing stockholders may suffer dilution if Navigant uses Navigant Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Navigant Common Stock may negatively impact earnings per share and the market price of Navigant Common Stock.

   Additionally, the Financial Accounting Standards Board is currently considering proposed guidance that could eliminate the pooling-of-interest method and could shorten the amortization period for goodwill from the current maximum of 40 years to 20 years. This proposed guidance, if adopted, may negatively impact earnings per share and the market price of Navigant Common Stock.

 Reliance on Key Personnel

   Navigant's operations depend on the continued efforts of Edward S. Adams, its Chairman and Chief Executive Officer, C. Thomas Nulty, its President and Chief Operating Officer, Robert C. Griffith, its Chief Financial Officer and Treasurer, its other executive officers and the senior management of its subsidiaries. Furthermore, Navigant's operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if Navigant is unable to attract and retain other skilled employees, its business could be adversely affected.

 Material Amount of Goodwill

   As of December 26, 1999, approximately $193.4 million, or 67.3%, of Navigant's total assets and 154.8% of Navigant's stockholders' equity represent intangible assets, the significant majority of which is goodwill.

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

   A reduction in net income resulting from the amortization or write down of goodwill would currently affect financial results and could have a material and adverse impact upon the market price of Navigant Common Stock. Navigant believes that anticipated cash flows associated with intangible assets recognized in the 1997 Purchased Companies, the 1998 Purchased Companies and the 1999 Purchased Companies will continue over the period during which the associated goodwill will be amortized, and there presently is no persuasive evidence that any material portion will dissipate during such period.

   Additionally, the Financial Accounting Standards Board is currently considering proposed guidance that could shorten the amortization period for goodwill from the current maximum of 40 years to 20 years. This proposed guidance, if adopted, may negatively impact earnings per share and the market price of Navigant Common Stock.

 Seasonality and Quarterly Fluctuations

   The domestic and international travel service industry is extremely seasonal. Navigant's past results have fluctuated because of seasonal variations in the travel services industry. Navigant's net revenues and net income are generally higher in the second and third calendar quarters and lowest in the fourth calendar quarter. Navigant expects this seasonality to continue in the future. Navigant's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with certain travel suppliers, changes in the mix of services offered by Navigant, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel.

 Risk of Rapid Growth; Limited History as a Stand-Alone Company

   Navigant was formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and Navigant has made seventeen additional acquisitions since that time. Navigant expects to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on Navigant's executive management, personnel and corporate support systems. Any inadequacy of Navigant's systems to manage the increased size and scope of operations resulting from growth could adversely affect Navigant's operations, business and financial results and condition.

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

 Potential Liabilities Related to Distributions

   In connection with the distributions of the shares of four U.S. Office Products' businesses (including Navigant) in June 1998, Navigant and three other companies whose shares were distributed by U.S. Office Products entered into a series of agreements providing the allocation of certain liabilities. Navigant and the other companies agreed in a Tax Allocation Agreement to jointly and severally indemnify U.S. Office Products for tax losses relating to the distribution that are attributable to acts or omissions of Navigant and the other companies. A Tax Indemnification Agreement among Navigant and the other spun-off companies requires each company responsible for tax losses to indemnify the other companies for those losses and their liabilities to U.S. Office Products under the Tax Allocation Agreement. If the tax losses are not attributable to either U.S. Office Products or any of the other companies, each of the companies and U.S. Office Products is liable for its pro rata portion of the losses based on the value of each company's common stock after the distributions.

   Navigant also entered into a Distribution Agreement with U.S. Office Products under which Navigant is responsible for liabilities related to its business; certain employee benefits liabilities; securities laws liabilities arising from the distribution of Navigant shares, its initial public offering and information related to its business supplied to U.S. Office Products; and U.S. Office Products' liabilities for earn-outs from acquisitions of its subsidiaries made prior to the distribution. Navigant and the other companies that were spun off have also agreed to bear a pro rata portion of certain United States securities law and general corporate liabilities of U.S. Office Products incurred prior to the distribution (including a pro rata portion of any liability of another spun off company to U.S. Office Products that is not paid) up to a maximum of $1.75 million for each company.

   Jonathan J. Ledecky, a previous member of Navigant's Board of Directors, and U.S. Office Products have been named as defendants in at least 10 lawsuits alleging that Mr. Ledecky and U.S. Office Products violated various United States securities laws. The plaintiffs in those lawsuits generally claim that Mr. Ledecky, on behalf of U.S. Office Products, made a series of materially false and misleading statements in connection with the distributions of the shares of Navigant and the other companies and the related tender offer and restructuring. Although neither Navigant nor its executive officers have been named as defendants in these lawsuits, Navigant could be required pursuant to the Distribution Agreement to indemnify U.S. Office Products for a portion of its liability in connection with these lawsuits.

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

 Dependence on ARC Agreements

   Navigant depends on the ability to sell airline tickets for a substantial portion of its revenue. To sell airline tickets, Navigant must enter into, and maintain, an Agent Reporting Agreement for each operating subsidiary with the Airlines Reporting Company ("ARC"). Agent Reporting Agreements impose numerous financial, operational, and administrative obligations on Navigant. These agreements allow ARC to cancel an Agent Reporting Agreement for failure to meet any of these obligations. If Navigant's Agent Reporting Agreements are cancelled by ARC, Navigant would be unable to sell airline tickets and its results of operations would be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Market risks related to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements included elsewhere herein. Based upon the Company's 1999 average borrowings under the Credit Facility, a 50 basis point movement in the base rate or LIBOR rate would approximate $378,000 annual increase or decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The following financial information is included on the pages indicated:

Report of Independent Accountants......................................     32

Consolidated Balance Sheets as of December 26, 1999 and December 27,
 1998..................................................................     33

Consolidated Statements of Income for each of the three years in the period ended
 December 26, 1999.....................................................     34

Consolidated Statement of Stockholders' Equity for each of the three
 years in the period ended December 26, 1999...........................     35

Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 26, 1999..................................................... 36--37

Notes to Consolidated Financial Statements............................. 38--57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Navigant International, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the "Company") at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
February 28, 2000

                          NAVIGANT INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
                       ASSETS

Current assets:
  Cash and cash equivalents..........................    $  2,003     $    315
  Restricted cash in NavigantVacations.com...........      14,965
  Accounts receivable, less allowance for doubtful
   accounts of $424 and $413, respectively                 42,278       27,744
  Prepaid expenses and other current assets..........       3,168        2,517
  Deferred income taxes..............................       1,551        2,610
  Income tax receivable..............................       2,368
                                                         --------     --------
   Total current assets..............................      66,333       33,186
                                                         --------     --------
Property and equipment, net..........................      22,282       21,569
Intangible assets, net...............................     193,387      150,554
Deferred income taxes................................       1,160
Other assets.........................................       4,149        1,539
                                                         --------     --------
   Total assets......................................    $287,311     $206,848
                                                         ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term portion of long-term debt...............    $ 11,867     $  4,437
  Short-term portion of capital lease obligations....         800          564
  Accounts payable...................................       4,880        2,875
  Accrued compensation...............................       8,740        5,907
  Accrued income taxes...............................                    1,334
  Other accrued liabilities..........................      19,979       16,861
                                                         --------     --------
   Total current liabilities.........................      46,266       31,978
                                                         --------     --------
Long-term debt.......................................      93,844       56,436
Capital lease obligations............................         708        1,026
Deferred income taxes................................                      835
Other long-term liabilities..........................       6,410        2,448
                                                         --------     --------
   Total liabilities.................................     147,228       92,723
                                                         --------     --------
Minority interest in NavigantVacations.com...........      15,120
                                                         --------     --------
Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
  Common stock; $.001 par value, 150,000,000 shares
   authorized; 13,075,000 and 12,984,000 issued and
   outstanding, respectively.........................          13           13
  Additional paid-in capital.........................     114,044      113,251
  Treasury stock; 460,000 and 55,000 shares
   outstanding, respectively.........................      (3,520)        (312)
  Retained earnings..................................      14,304        1,268
  Accumulated other comprehensive income (loss)......         122          (95)
                                                         --------     --------
   Total stockholders' equity........................     124,963      114,125
                                                         --------     --------
   Total liabilities and stockholders' equity........    $287,311     $206,848
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except per Share Amounts)

                                                   For the Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Revenues...............................    $229,161     $171,368     $90,917

Operating expenses.....................     128,971       99,734      52,517
General and administrative expenses....      61,320       47,988      27,377
Depreciation and amortization expense..       9,752        7,167       3,090
Non-recurring charges..................                    8,236       1,156
                                           --------     --------     -------
Operating income.......................      29,118        8,243       6,777
Other (income) expenses:
  Interest expense.....................       5,929        2,070         685
  Interest income......................        (199)        (227)       (400)
  Other, net...........................          15          (30)        (29)
                                           --------     --------     -------
Income before provision for income
 taxes.................................      23,373        6,430       6,521
Provision for income taxes.............      10,217        3,987       2,975
                                           --------     --------     -------
Income before minority interest........      13,156        2,443       3,546
Minority interest......................         120
                                           --------     --------     -------
Net income.............................    $ 13,036     $  2,443     $ 3,546
                                           ========     ========     =======
Weighted average number of common
 shares outstanding:
  Basic................................      12,841       13,156      10,858
  Diluted..............................      12,868       13,250      11,078
Net income per share:
  Basic................................    $   1.02     $   0.19     $  0.33
  Diluted..............................    $   1.01     $   0.18     $  0.32


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                              Accumulated
                                                 Additional                      Other                   Total
                         Divisional    Common     Paid-in      Treasury      Comprehensive Retained  Stockholders'
                           Equity   Shares Stock  Capital   Shares   Stock   Income (loss) Earnings     Equity
                         ---------- ------ ----- ---------- ------  -------  ------------- --------  -------------
Balance at December 29,
 1996...................  $ 4,093                                                          $ 9,476     $ 13,569
 Transactions of Pooled
  Companies:
 Issuance of Pooled
  Company common stock
  for cash..............      142                                                                           142
 Capital contribution...       43                                                                            43
 Cash dividends.........                                                                    (3,038)      (3,038)
 Discontinuance of
  subchapter S
  corporation
  election..............    4,270                                                           (4,270)
 Issuance of U.S. Office
  Products common stock
  for repayment of debt
  ......................    1,772                                                                         1,772
 Issuance of U.S. Office
  Products common stock
  in conjunction with
  acquisitions
  conjunction with
  acquisitions..........   83,780                                                                        83,780
 Comprehensive income:
 Net income.............                                                                     3,546        3,546
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                                         $(170)                    (170)
                                                                                                       --------
   Total comprehensive
    income..............                                                                                  3,376
                          -------   ------ ----   --------  -----   -------      -----     -------     --------
Balance at December 28,
 1997...................   94,100                                                 (170)      5,714       99,644
 Capital contribution by
  U.S. Office Products..    1,495                                                                         1,495
 Dividend to U.S. Office
  Products..............                                                                    (6,889)      (6,889)
 Distribution of Shares
  in Strategic
  Restructuring.........  (95,595)  10,984 $ 11   $ 95,584
 Initial public
  offering, net of
  costs.................             2,000    2     14,990                                               14,992
 Compensation charge for
  options tendered......                             2,677                                                2,677
 Share repurchase
  program...............                                      (55)  $  (312)                               (312)
 Comprehensive income:
 Net income.............                                                                     2,443        2,443
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                                            75                       75
                                                                                                       --------
   Total comprehensive
    income..............                                                                                  2,518
                          -------   ------ ----   --------  -----   -------      -----     -------     --------
Balance at December 27,
 1998...................            12,984   13    113,251    (55)     (312)       (95)      1,268      114,125
 Exercise of stock
  options, net of tax
  benefit...............                91             793                                                  793
 Share repurchase
  program...............                                     (405)   (3,208)                             (3,208)
 Comprehensive income:
 Net income.............                                                                    13,036       13,036
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                                           217                      217
                                                                                                       --------
   Total comprehensive
    income..............                                                                                 13,253
                          -------   ------ ----   --------  -----   -------      -----     -------     --------
Balance at December 26,
 1999...................  $         13,075 $ 13   $114,044  (460)   $(3,520)     $ 122     $14,304     $124,963
                          =======   ====== ====   ========  =====   =======      =====     =======     ========



          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                    For the Year Ended
                                          --------------------------------------
                                          December 26, December 27, December 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Cash flows from operating activities:
  Net income............................    $ 13,036     $  2,443     $ 3,546
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization
    expense.............................       9,752        7,167       3,090
   Non-recurring charges................                    4,196       1,156
   Deferred tax provision (benefit).....        (936)        (232)       (650)
   Minority interest....................         120
   Changes in current assets and
    liabilities (net of assets acquired
    and liabilities assumed in
    combinations accounted for under
    the purchase method):
     Accounts receivable................      (2,231)         389      (1,460)
     Prepaid expenses and other
      assets............................          19         (840)      1,193
     Accounts payable...................        (530)      (4,744)       (592)
     Income taxes payable
      (receivable)......................      (4,165)       1,334
     Accrued liabilities and other
      liabilities.......................      (5,077)         365         244
                                            --------     --------     -------
       Net cash provided by operating
        activities......................       9,988       10,078       6,527
                                            --------     --------     -------
Cash flows from investing activities:
  Additions to property and equipment,
   net of disposals.....................      (5,234)      (4,313)     (1,424)
  Proceeds from disposal of building....       1,025
  Cash paid in acquisitions, net of cash
   received.............................     (28,001)     (59,505)       (340)
  Cash paid for earn-outs related to
   prior acquisitions...................                   (1,563)
  Payments of non-recurring acquisition
   costs................................                               (1,156)
  Restricted cash equivalents in
   NavigantVacations.com................     (14,965)
  Proceeds on sale of investments, net..                                  332
                                            --------     --------     -------
       Net cash used in investing
        activities......................     (47,175)     (65,381)     (2,588)
                                            --------     --------     -------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt.................................                      149
  Payments of long-term debt............      (8,099)      (2,457)     (8,043)
  Proceeds from (payments of) credit
   facilities, net......................      36,700       53,300      (4,158)
  Payment of debt issue costs...........      (2,225)        (656)
  Payments of dividends of Pooled
   Companies............................                               (3,038)
  Proceeds from issuance of common
   stock................................                   14,992         142
  Proceeds from issuance of minority
   interest in NavigantVacations.com....      15,000
  Proceeds from exercise of stock
   options, net.........................         793
  Repurchase of common stock............      (3,208)        (312)
  Capital contributed by stockholders of
   Pooled Companies.....................                                   43
  Payment of dividend to U.S. Office
   Products.............................                   (6,889)
  Net advances from (payments to) U.S.
   Office Products Company..............                   (8,786)      7,321
                                            --------     --------     -------
       Net cash provided by (used in)
        financing activities............      38,961       49,341      (7,733)
                                            --------     --------     -------
Effect of exchange rate changes on
 cash...................................         (86)         229         (43)
                                            --------     --------     -------
Net increase (decrease) in cash and cash
 equivalents............................       1,688       (5,733)     (3,837)
Cash and cash equivalents at beginning
 of period..............................         315        6,048       9,885
                                            --------     --------     -------
Cash and cash equivalents at end of
 period.................................    $  2,003     $    315     $ 6,048
                                            ========     ========     =======
Supplemental disclosures of cash flow
 information:
  Interest paid.........................    $  5,410     $  1,442     $   649
  Income taxes paid.....................    $ 14,382     $  1,819     $   470

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                                 (In Thousands)

   The Company issued U.S. Office Products (see Note 1) common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 26, 1999, December 27, 1998 and December 28, 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
Accounts receivable....................   $12,303      $ 6,583      $11,324
Prepaid expenses and other current
 assets................................       523          757        1,231
Property and equipment.................       924        1,705        9,664
Intangible assets......................    45,043       61,926       84,345
Other assets...........................       531          135        1,266
Short-term debt........................    (4,392)        (850)      (2,594)
Accounts payable.......................    (2,568)      (1,002)      (3,785)
Accrued liabilities....................   (10,676)      (5,012)     (10,066)
Long-term debt.........................                   (161)      (5,162)
Other long-term liabilities............    (2,087)      (1,020)      (2,103)
                                          -------      -------      -------
  Net assets acquired..................   $39,601      $63,061      $84,120
                                          =======      =======      =======
The acquisitions were funded as
 follows:
  U.S. Office Products common stock....                             $83,780
  Notes payable due to former owners...   $11,600      $ 3,556
  Cash paid, net of cash received......    28,001       59,505          340
                                          -------      -------      -------
    Total..............................   $39,601      $63,061      $84,120
                                          =======      =======      =======
Noncash transactions:

--------
 . During the year ended December 28, 1997, the Company used U.S. Office
  Products common stock to repay $1,772 of indebtedness.

 . During the year ended December 27, 1998, U.S. Office Products contributed
  $1,495 of capital to the Company.

 . During the year ended December 27, 1998, the Company acquired $1,590 in fixed assets by capital lease transactions.

           See accompanying notes to consolidated financial statement

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

   Prior to June 9, 1998, the Company was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products"). On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun off its Corporate Travel Services division as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders (the "Travel Distribution"). U.S. Office Products and the Company also entered into a number of agreements to facilitate the Travel Distribution and the transition of the Company to an independent business enterprise. At the date of the Travel Distribution, U.S. Office Products allocated to the Company $15,000 in debt plus an additional $1,400 in debt incurred by U.S. Office Products for a business travel acquisition prior to the Travel Distribution to the Company. The Company was allocated $1,000 in strategic restructuring costs which represents the Company's portion of the costs incurred by U.S. Office Products as a result of the Travel Distribution. These costs were paid upon the completion of the Travel Distribution. Additionally, in connection with the Travel Distribution, the Company sold 2.0 million shares of the Company's common stock in an initial public offering (the "Stock Offering"). The gross proceeds to the Company in the Stock Offering were $18,000 and the expenses incurred were as follows: (i) $1,260 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,748 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the Stock Offering of $14,992 to repay a portion of the outstanding indebtedness the Company borrowed under its line of credit facility (See Note 9) to repay the indebtedness allocated to it in the Travel Distribution.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

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

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Fiscal Year

   The Company reports its financial results on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. All fiscal years presented were 52-week periods.

Reclassifications

   Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

Cash and Cash Equivalents

   The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash in NavigantVacations.com

   The Company's received a $15 million investment from an unrelated venture capital fund for an ownership interest in NavigantVacations.com LLC which was previously wholly owned (see additional discussion in Note 12). The proceeds of this investment are restricted and can only be used to fund the operations of NavigantVacations.com LLC.

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Property and Equipment

   Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 10 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

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

Income Taxes

   Subsequent to the Travel Distribution, the Company began recognizing and paying taxes as a separate legal entity. The provision for income taxes is based on income before taxes as reported in the accompanying consolidated statements of income. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to the Travel Distribution and as a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products and through the date of the Travel Distribution. Prior to the Travel Distribution, for purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Revenue Recognition

   Revenues consist of commissions on travel services and year-end volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and management and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The reserves that have been netted against net revenues are not material in the periods reflected. The Company's estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company's estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract.

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

Net Income Per Share

   Net income per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 26, 1999, December 27, 1998 and December 28, 1997, options for 3.4 million; 3.1 million; and 340,000 shares, respectively, were excluded from diluted earnings per share.

Distribution Ratio

   On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Travel Distribution. At the date of the Travel Distribution, the Company issued to U.S. Office Products shareholders one share of its common stock for every ten shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period, or as of the date indicated, and retroactively adjusted to give effect to the one for ten distribution ratio.

New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133").

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 4--BUSINESS COMBINATIONS

Pooling-of-Interests Method

   In 1997, the Company issued 3,731,152 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued in each business combination are as follows:

                                                                   Number of
     Company Name                                                Shares Issued
     ------------                                                -------------
     Professional Travel Corporation............................     794,078
     Travel Arrangements, Inc. and St. Pierre Enterprises
      (Supertravel).............................................   1,293,713
     Simmons Associates, Inc....................................     611,607
     MTA, Inc...................................................   1,031,754
                                                                   ---------
       Total shares issued......................................   3,731,152
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

   The following presents the separate results, in each of the periods presented, of the Company (excluding the results of the Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                               Navigant
                                            International,  Pooled   Combined
                                                 Inc.      Companies Companies
                                            -------------- --------- ---------
     For the year ended December 28, 1997
       Revenue.............................    $76,115      $14,802   $90,917
       Net income..........................      2,782          764     3,546

Purchase Method

   In 1999, the Company made ten acquisitions accounted for under the purchase method. The aggregate purchase price for these acquisitions was $39,601 consisting of cash, net of cash acquired, of $28,001 and notes payable of $11,600. None of these acquisitions was significant on an individual basis. The total assets acquired in these ten acquisitions were $59,324, including intangible assets of $45,043. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Some of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in 2000 depending upon the earnings of these acquisitions. No accrual has been recorded on the balance sheet for these potential payments.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   In 1998, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $63,061 consisting of cash, net of cash acquired, of $59,505 and notes payable of $3,556. The total assets acquired in these eight acquisitions were $71,106, including intangible assets of $61,926. Included in this aggregate purchase price is the acquisition of Arrington Travel Center, Inc. for $17.1 million, Atlas Travel Services Ltd. (Houston) for $17.6 million, and World Express Travel, Inc. for $8.2 million. The other six acquisition were not significant on an individual basis. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Several of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in 1999 and 2000 dependent upon the earnings of these acquisitions. During 1999, there were no additional payments related to these earn-out provisions. No accrual has been recorded on the balance sheet for any additional potential payments.

   In 1997, the Company made seven acquisitions accounted for under the purchase method for an aggregate purchase price of $84,120, consisting of 3,802,367 shares of U.S. Office Products' common stock with a market value of $83,780 and cash, net of cash acquired, of $340. Included in this aggregate purchase price is the acquisition of Associated Travel Services, LLC for $19.6 million, McGregor Travel Management, Inc. for $31.3 million. Travel Consultants, Inc. for $11.7 million, and Omni Travel Service, Inc. for $10.9 million. The other three acquisitions were not significant on an individual basis. The total assets related to these seven acquisitions were $107,830, including intangible assets of $84,345. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. One of these acquisitions had an earn-out provision that resulted in additional purchase consideration payable in 1998 which was dependent upon earnings of this acquisition. In 1998, $1,563 was paid related to this earn-out.

   The following presents the unaudited pro forma results of operations of the Company for the years ended December 26, 1999 and December 27, 1998 and includes the Company's consolidated financial statements, which give retroactive effect to the results of the companies acquired in purchase acquisitions as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $(850) and $(91) for the years ended December 26, 1999 and December 27, 1998, respectively, to reflect the amortization of intangible assets, adjustments in executive compensation, the interest expense associated with the debt incurred to finance the 1999 and 1998 acquisitions, and the inclusion of a federal income tax provision on all earnings:

                                                        For the Year Ended
                                                   -----------------------------
                                                   December 26, December 27,
                                                       1999         1998
                                                   ------------ ------------
                                                          (unaudited)
     Revenues....................................    $263,051     $255,670
     Net income..................................    $ 14,859     $ 11,901
     Net income per share--basic.................    $   1.16     $   0.92
     Net income per share--diluted...............    $   1.15     $   0.92

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period or the results which may occur in the future.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   Acquisitions for 1999, 1998 and 1997 accounted for under the purchase method and their related date of acquisition are as follows:


      Name of Acquisition                     Date of Acquisition
      -------------------                     -------------------
      1999 Acquisitions
        Cornerstone Enterprises, Inc.           September 1999
        Couch/Mollica Travel, Inc.                   July 1999
        Dollinger Travel, Inc.                   November 1999
        First Travelcorp, Inc.                  September 1999
        Forbes Travel Service, Inc.                  June 1999
        Lovejoy-Tiffany and Associates, Inc.      October 1999
        M.D. Travel Management Limited           December 1999
        Moran Travel Bureau, Inc.                     May 1999
        Oaks Travel Corp.                        November 1999
        Travel Resources Inc.                     October 1999

      1998 Acquisitions
        Akra Travel, Inc.                          December 1998
        Arrington Travel Center, Inc.                  July 1998
        Atlas Travel Services Ltd. (Houston)           July 1998
        Bowers Worldwide Travel Management, Inc.   November 1998
        Chartrek International, Inc.               November 1998
        Jarvis Travel, Ltd.                         October 1998
        TravelCorp, Inc.                                May 1998
        World Express Travel, Inc.                September 1998

      1997 Acquisitions
        Associated Travel Services, LLC               June 1997
        Atlas Travel Services, Ltd. (Vancouver)  September 1997
        Evans Travel Group, Inc.                      July 1997
        McGregor Travel Management, Inc.           October 1997
        Omni Travel Service, Inc.                September 1997
        Travel Consultants, Inc.                   October 1997
        Wareheim Travel Services, Inc.            December 1997

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


NOTE 5--NON-RECURRING CHARGES

   During 1998, the Company incurred the following non-recurring charges:

                                                         Cash  Non-cash Total
                                                        ------ -------- ------
     Prior to or in conjunction with the Distribution:
     Impaired goodwill--March 1998.....................         $  613  $  613
     Operation consolidation........................... $  365     333     698
     Allocated charges associated with the
      Distribution.....................................  1,073   2,677   3,750
     Subsequent to the Distribution:
     Operational consolidation and elimination of
      redundant facilities.............................  2,602     573   3,175
                                                        ------  ------  ------
       Total non-recurring charges..................... $4,040  $4,196  $8,236
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

   The Company incurred a strategic restructuring costs of $3,750 in connection with the Travel Distribution as an allocation from U.S. Office Products. Of this amount, $1,000 was an allocation to the Company for a portion of the strategic restructuring charge incurred by U.S. Office Products and the remaining $2,750 was as a result of U.S. Office Products Company's purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Travel Distribution. Of the $2,750, $2,677 was recorded as a non-cash compensation charge while the $73 relates to the Company's portion of payroll taxes on the compensation.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   As part of the Company's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company recording a restructuring charge of $3,175 in November and December 1998. The 1998 charge included the closure of 20 facilities, the sale of one building and the severance associated with the termination of 127 employees. Through December 1999, 18 facilities have been closed or consolidated and 142 employees have been terminated. The following table summarizes non-recurring charges associated with the 1998 cost reduction plan and sets forth their usage for the periods indicated

                                          Employee
                                        Severance nd Facility Closures
                                        Termination         and
                                           Costs      Consolidations   Total
                                        ------------ ----------------- ------
1998 Charge............................    $1,172         $2,003       $3,175
Payments...............................      (513)          (472)        (985)
Non-cash usage.........................                     (573)        (573)
                                           ------         ------       ------
Balance at December 27, 1998...........       659            958        1,617
Payments...............................      (905)        (1,004)      (1,909)
Non-cash usage.........................
Additional expense recorded during
 1999..................................       246             46          292
                                           ------         ------       ------
Balance at December 26, 1999...........    $    0         $    0       $    0
                                           ======         ======       ======

   During 1997, the Company incurred non-recurring acquisition costs of $1,156, in connection with the acqusition of the Pooled Companies. Non-recurring acquisition costs represent costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. These costs were recorded and paid in 1997.

NOTE 6--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
     Land.............................................   $   325      $   325
     Buildings........................................     6,305        7,998
     Furniture and fixtures...........................    23,037       18,257
     Leasehold improvements...........................     4,332        2,878
     Assets under capital leases......................     1,590        1,590
                                                         -------      -------
                                                          35,589       31,048
     Less: Accumulated depreciation...................   (13,307)      (9,479)
                                                         -------      -------
     Net property and equipment.......................   $22,282      $21,569
                                                         =======      =======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   Depreciation expense for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $4,592, $3,467 and $1,722, respectively.
Amortization expense for assets under capital leases for the years ended December 26, 1999 and December 27, 1998 was $95 and $124, respectively.

NOTE 7--INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
     Goodwill.........................................   $204,150     $156,252
     Less: Accumulated amortization...................    (10,763)      (5,698)
                                                         --------     --------
     Net intangible assets............................   $193,387     $150,554
                                                         ========     ========

   Amortization expense for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $5,065, $3,576 and $1,368, respectively.

NOTE 8--OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of the following:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
     Customer deposits................................   $ 9,381      $ 6,378
     Customer revenue share...........................     3,357        4,682
     Accrued restructuring costs......................                  1,617
     Accrued interest payable.........................       844          625
     Allowance for refunds and exchanges..............       471          417
     Other............................................     5,926        3,142
                                                         -------      -------
       Total other accrued liabilities................   $19,979      $16,861
                                                         =======      =======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


NOTE 9--CREDIT FACILITIES

Long-Term Debt

   Long-term debt consists of:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
     Line of credit facility, weighted average
     interest rate of 8.37% and 6.46% at December 26,
     1999 and December 27, 1998......................    $ 90,000     $ 53,300
     Mortgage payable, collateralized by certain
     assets of the Company, 8.75% interest rate, due
     February 1, 2007, monthly payments of $7, repaid
     in full in 1999.................................                      515
     Mortgage payable, collateralized by certain
     assets of the Company, 9.08% to 9.4% interest
     rates, due 2015 , monthly payments of $19.......       1,716        1,839
     Notes payable due to former owners, unsecured,
     interest rates ranging from 5.5% to 9.0%,
     maturities through 2001.........................      13,995        5,219
                                                         --------     --------
                                                          105,711       60,873
     Less: Current maturities of long-term debt......      11,867        4,437
                                                         --------     --------
       Total long-term debt..........................    $ 93,844     $ 56,436
                                                         ========     ========

   On the date of the Travel Distribution, the Company executed a credit agreement with NationsBank, N.A., as administrative agent. Effective August 6, 1999, this credit agreement was expanded to $125 million and the new facility matures on August 2004. The facility is secured by substantially all of the Company's assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. At December 26, 1999, the Company was in compliance with these debt covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios.

   The Company withholds between 20% and 30% of the purchase price for acquisitions and executes an unsecured note payable with the former owners with an interest rate ranging from 5.5% to 6.5%. Maturities are typically one to two years and are subject to the acquired company meeting certain revenue thresholds for the period immediately following the acquisition. Additionally, repayment of the note payable is subject satisfaction of certain representations and warranties.

Maturities of Long-Term Debt

   Maturities of long-term debt are as follows:

            2000................................ $ 11,867
            2001................................    2,184
            2002................................      107
            2003................................       65
            2004................................   90,072
            Thereafter..........................    1,416
                                                 --------
              Total maturities of long-term
               debt............................. $105,711
                                                 ========

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


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

   In conjunction with the Travel Distribution, U.S. Office Products allocated a specified amount of debt outstanding under its credit facilities to the Company and required the Company, on or prior to the Travel Distribution, to obtain a credit facility, to borrow funds under such facility and to use the proceeds of such borrowings to pay off the U.S. Office Products debt so allocated plus any additional debt incurred by U.S. Office Products after January 12, 1998 (the date of the approval by the board of directors of U.S. Office Products to spin-off the Company) in connection with the acquisition of an entity that has become or will become a subsidiary of the Company. As part of the Travel Distribution, $15,000 of U.S. Office Products' debt was allocated to the Company, and since January 12, 1998, U.S. Office Products incurred an additional $1,400 of debt in connection with such an acquisition. The Company borrowed $16,400 under its credit facility with NationsBank, N.A. on the date of Travel Distribution to pay off the debt of U.S. Office Products.

NOTE 10--INCOME TAXES

   Income before income taxes consist of the following:

                                                    For the Year Ended
                                          --------------------------------------
                                          December 26, December 27, December 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
       Domestic..........................   $22,217       $5,916       $6,422
       Foreign subsidiaries..............     1,156          514           99
                                            -------       ------       ------
                                            $23,373       $6,430       $6,521
                                            =======       ======       ======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   The provision for income taxes consists of:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Income taxes currently payable:
       Federal..........................   $ 9,046      $ 3,331      $ 3,021
       Foreign..........................       494          281           52
       State............................     1,613          607          552
                                           -------      -------      -------
                                            11,153        4,219        3,625
     Deferred income tax benefit
       Federal..........................   $  (795)     $  (197)     $  (552)
       State............................      (141)         (35)         (98)
                                           -------      -------      -------
                                              (936)        (232)        (650)
                                           -------      -------      -------
     Total provision for income taxes...   $10,217      $ 3,987      $ 2,975
                                           =======      =======      =======

   Deferred taxes are comprised of the following:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
     Deferred tax assets:
       Allowance for doubtful accounts................   $   156       $  169
       Accrued restructuring charge...................                    686
       Accrued salary and vacation....................     1,220        1,042
       Property and equipment.........................       121
       Other accrued liabilities......................     2,588          713
                                                         -------       ------
         Total deferred tax assets....................   $ 4,085       $2,610
                                                         =======       ======
     Deferred tax liabilities:
       Property and equipment.........................   $             $ (417)
       Intangible assets..............................    (1,374)        (135)
       Other..........................................                   (283)
                                                         -------       ------
         Total deferred tax liabilities...............   $(1,374)      $ (835)
                                                         =======       ======
     Net deferred tax asset...........................   $ 2,711       $1,775
                                                         =======       ======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     U.S. federal statutory rate.......      35.0%        35.0%        35.0%
     State income taxes, net of federal
      income tax benefit...............       3.8          5.7          4.3
     Subchapter S corporation income
      not subject to corporate level
      taxation.........................                                (7.4)
     Nondeductible goodwill............       4.1         13.4          4.3
     Nondeductible non-recurring
      charges..........................                    5.4          4.7
     Other.............................       0.8          2.5          4.7
                                             ----         ----         ----
     Effective income tax rate.........      43.7%        62.0%        45.6%
                                             ====         ====         ====

   Certain Pooled Companies were organized as Subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions.

   Taxes are not provided on undistributed earnings of non-U.S. subsidiaries because such earnings are either permanently reinvested or do not exceed available foreign tax credits.

NOTE 11--LEASE COMMITMENTS

   The Company leases various types of office facilities, equipment and furniture and fixtures under noncancelable lease agreements, which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                            Capital  Operating
                                                            Leases    Leases
                                                            -------  ---------
     2000.................................................. $  862    $ 9,040
     2001..................................................    634      7,523
     2002..................................................     70      4,527
     2003..................................................             2,880
     2004..................................................             1,559
     Thereafter............................................             2,326
                                                            ------    -------
         Total minimum lease payments......................  1,566    $27,855
                                                                      =======
     Less: Amounts representing interest...................    (58)
                                                            ------
     Present value of net minimum lease payments Including
      current portion of $800.............................. $1,508
                                                            ======

   Rent expense for all operating leases for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $6,936, $5,632, and $3,583,
respectively.

NOTE 12--MINORITY INTEREST IN NAVIGANTVACATIONS.COM LLC

   On October 13, 1999, the Company sold a minority interest in its NavigantVacations.com LLC subsidiary to third party venture capital firms for $15 million. This minority interest can ultimately be converted to an approximately 22.5% stake in the subsidiary. Of the $15 million investment, $2.5 million was for 125,000

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. Repayment of the $12.5 million is redeemable by NavigantVacations.com upon certain conditions including: if an initial public offering of the subsidiary does not occur within two years, if the Company defaults under its Credit Facility, or if the Company undergoes a change of control as defined in the Credit Facility. Should the subsidiary not redeem the units, the holders of the preferred units have the right to have the Company redeem them. The Preferred Stock is convertible into common units at a ratio of ten to one, plus an additional amount equal to the accrued but unpaid dividends any time prior to an initial public offering or if NavigantVacations.com is sold. Additionally, NavigantVacations.com issued a warrant to these third party venture capital firms for an additional 50,000 common units, at an exercise price of $60 that is exercisable anytime through October 13, 2009.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Litigation

   The Company and its subsidiaries are involved in various legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

   The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products and certain former and present executive officers of U.S. Office Products as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U. S. Office Products.

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products' plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 26, 1999, the approximate book value of these two subsidiaries was $12.6 million. The Company intends to vigorously defend against this lawsuit.

   Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named Jonathan Ledecky (a former director of the Company), U.S. Office Products, and, in some cases, Sands Brothers & Co. Ltd. as defendants. The Company has not been named as a defendant in these actions. The actions claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with U.S. Office Products' Strategic Restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to U.S. Office

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

Products' acquisition of Mail Boxes Etcetera. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. A consolidated amended complaint was filed on July 29, 1999, naming U.S. Office Products and Mr. Ledecky as defendants.

   Sellers of two businesses that U.S. Office Products acquired in the fall of 1997 and that were spun off in connection with U.S. Office Products' Strategic Restructuring (which included the Travel Distribution) also have filed complaints in the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on February 10, 1999 and March 3, 1999, respectively, and name, among others, U.S. Office Products as a defendant. Both of these cases have been transferred and consolidated for pretrial purposes with the purported class-action pending in the United States District Court for the District of Columbia.

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and U.S. Office Products has sought to have both cases transferred and consolidated with the cases pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty.

   In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the cases before it engage in mediation, and "administratively closed" the cases that had been consolidated until completion of the mediation process. Mediation sessions were held in December 1999 and January 2000. If the cases are not settled by mediation, the cases will be reopened with the court.

   On April 14, 1998, a stockholder purporting to represent a class composed of all U.S. Office Products' stockholders filed an action in the Delaware Chancery Court. The action names U.S. Office Products and its directors, including Mr. Ledecky, as defendants, and claims that the directors breached their fiduciary duty to stockholders of U.S. Office Products by changing the terms of the self tender offer for U.S. Office Products' common stock that was a part of the Strategic Restructuring Plan to include employee stock options. The complaint seeks injunctive relief, damages and attorneys' fees. The directors filed an answer denying the claims against them, and U.S. Office Products has moved to dismiss all claims against it.

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

Post Employment Benefits

   The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 26, 1999 and December 27, 1998 related to these agreements, as no change of control has occurred.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

Travel Distribution

   At the date of the Travel Distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement and may enter into other agreements, including agreements related to referral of customers to one another. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Travel Distribution. Certain of the obligations of the Company and the other Spin-Off Companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other Spin-Off Companies. In addition, the agreements allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the business travel agency business, between U.S. Office Products and each Spin-Off Company.

NOTE 14--EMPLOYEE BENEFIT PLANS

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

   For the years ended December 26, 1999, December 27, 1998 and December 28, 1997, the Company incurred expenses totaling $736, $678 and $277, respectively, related to this plan.

NOTE 15--STOCKHOLDERS' EQUITY

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

Employee Stock Plans

   Prior to the Travel Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan ("the USOP Plan") covering employees of U.S. Office Products. In June 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"), which allows the Company to issue options under the plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

 . Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 26, 1999, the Company had 622,032 shares available for future option grants.

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

                                                   For the Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Net income (loss):
       As reported......................   $13,036       $2,443       $3,546
       Pro forma........................     9,524         (112)       3,152
     Net income (loss) per share:
       As reported:
         Basic..........................   $  1.02       $ 0.19       $ 0.33
         Diluted........................   $  1.01       $ 0.18       $ 0.32
       Pro forma:
         Basic..........................   $  0.74       $(0.01)      $ 0.29
         Diluted........................   $  0.74       $(0.01)      $ 0.28

   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
      Expected life of option...........   7 years      7 years      7 years
      Risk free interest rate...........      5.94%        5.56%        6.15%
      Expected volatility of stock......     66.87%       85.06%       62.21%
      Dividends.........................   $     0      $     0      $     0

   The weighted-average fair value of options granted was $5.17, $8.36 and $11.10 for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   A summary of option transactions follows:

                                                  Weighted             Weighted
                                                  Average              Average
                                                  Exercise   Options   Exercise
                                        Options    Price   Exercisable  Price
                                       ---------  -------- ----------- --------
      Balance at December 29, 1996
        Granted.......................   886,772   $10.72
        Exercised.....................    (9,638)    0.73
        Canceled......................   (14,000)   11.65
                                       ---------
      Balance at December 28, 1997....   863,134    10.82       3,948   $ 0.73
        Granted....................... 2,730,540    10.02
        Exercised.....................  (418,682)   10.96
        Canceled......................   (27,011)    9.44
                                       ---------
      Balance at December 27, 1998.... 3,147,981    10.12      77,670   $ 8.55
        Granted.......................   324,749     8.19
        Exercised.....................   (90,852)    7.80
        Canceled......................   (81,410)    9.57
                                       ---------
      Balance at December 26, 1999.... 3,300,468   $10.01   1,962,380   $ 9.46
                                       =========

   As part of the Travel Distribution, U.S. Office Products allowed optionholders the opportunity to tender up to 23.2% of their outstanding options for a price of $17.36 per share (the pre-Travel Distribution price was $27.00 per share). All of the options exercised in 1998 were tendered in connection with the Travel Distribution.

   The following table summarizes information about stock options outstanding and exercisable at December 26, 1999:

                                                            Options
                             Options Outstanding          Exercisable
                       ------------------------------- ------------------
                                              Weighted           Weighted
                                              Average            Average
         Range of                  Weighted   Exercise           Exercise
      Exercise Price    Options  Average Life  Price    Options   Price
      --------------   --------- ------------ -------- --------- --------
      $4.56--$8.96       270,195     9.09      $ 7.28     45,125  $ 7.31
      $9.00--$9.69     1,720,101     8.48        9.02  1,585,553    9.01
      $9.75--$11.89    1,084,910     8.09       11.52    256,013   11.34
      $12.00--$14.90     225,262     8.00       13.49     75,689   13.65
                       ---------                       ---------
      $4.56--$14.90    3,300,468     8.37      $10.01  1,962,380  $ 9.46
                       =========                       =========

   Under a service agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products agreed that Mr. Ledecky would receive from the Company a stock option for the Company's common stock as of the date of the Travel Distribution. The Board intended the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The option was to cover 7.5% of the outstanding Company common stock determined as of the date of the Travel Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The total number of options issued to Mr. Ledecky in connection with this grant was 823,000 shares with an exercise price equal to the IPO price of $9.00 per share. These options vested immediately but could not be exercised by Mr. Ledecky for one year.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   Immediately following the effective date of the registration statement filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 823,000 options covering 7.5% of the outstanding shares of the Company's common stock, to certain executive management personnel and non-employee directors. The options were granted under the Plan and had a per share exercise price equal to the IPO price of $9.00 per share, and although these options vested immediately, they could not be exercised for one year.

   During 1999, 111,000 options for NavigantVacations.com, LLC units were granted at an exercise price of $10. The options vest immediately, are exercisable immediately and expire ten years from the date of grant. Had compensation cost for these stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the expense would have been $286,317 for 1999, which would have been allocated 100% to the minority shareholder. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of option of seven years, risk free interest rate of 5.94%, 66.87% expected volatility of stock and zero dividends. The weighted-average fair value of options granted was $3.32 for the year ended December 26, 1999.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following presents certain unaudited quarterly financial data for the years ended December 26, 1999 and December 27, 1998:

                                              Year Ended December 26, 1999
                                        ----------------------------------------
                                         First  Second   Third  Fourth   Total
                                        ------- ------- ------- ------- --------
Revenues............................... $54,603 $58,035 $55,682 $60,841 $229,161
Operating income.......................   7,223   9,291   7,914   4,691   29,119
Net income.............................   3,463   4,631   3,693   1,250   13,037
Per share amounts:
  Basic................................ $  0.27 $  0.36 $  0.29 $  0.10 $   1.02
  Diluted.............................. $  0.27 $  0.36 $  0.29 $  0.10 $   1.01

                                            Year Ended December 27, 1998
                                      ------------------------------------------
                                       First  Second    Third  Fourth    Total
                                      ------- -------  ------- -------  --------
Revenues............................. $37,709 $41,463  $45,059 $47,137  $171,368
Operating income (loss)..............   3,562      33    4,832    (184)    8,243
Net income (loss)....................   1,763    (887)   2,159    (592)    2,443
Per share amounts:
  Basic.............................. $  0.13 $ (0.07) $  0.17 $ (0.05) $   0.19
  Diluted............................ $  0.13 $ (0.07) $  0.17 $ (0.05) $   0.18

NOTE 17--SUBSEQUENT EVENT

   In February 2000, the Company undertook a formal plan approved by the Board of Directors for cost reduction measures including the consolidation of certain operating functions on a regional basis and the elimination of duplicative facilities. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording a restructuring charge of approximately $1,900 in March 2000. Management anticipates that these measures will be completed throughout 2000. The 2000 charge includes the severance associated with the termination of approximately 130 positions and the closure of several facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) Financial Statement Schedules:

     All schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

 (b) Reports on Form 8-K:

     Navigant filed a report on Form 8-K dated October 27, 1999 covering the Limited Liability Company Agreement with OZ Domestic Partners, L.P. and OZ SPCI, Ltd., forming NavigantVacations.com LLC.

     Navigant filed a report on Form 8-K/A dated October 27, 1999 covering the acquisition of Arrington Travel Center, Inc. on July 28, 1998.

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

 10.4++++ Employment Agreement dated as of January 24, 1997 between Edward S.
          Adams and Professional Travel Corporation.

 10.5++++ Employment Agreement dated as of January 24, 1997 between Robert C.
          Griffith and Professional Travel Corporation.

 10.6 Employment Agreement dated as of May 17, 1999 between C. Thomas Nulty and Navigant International, Inc.

 10.7++++ Form of Agreement between U.S. Office Products and Jonathan J.
          Ledecky, as amended.


  Exhibit
  Number                          Description of Document
  -------                         -----------------------
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

 10.9++++  Form of Agent Reporting Agreement with Airline Reporting Company.

 10.10++++ Form of Employment Agreement between Jonathan J. Ledecky and
           Navigant International, Inc.

 10.11++++ Form of 1998 Stock Incentive Plan of Navigant International, Inc.

 10.12** Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as Agent, and Navigant International,
           Inc.

 10.13+    Form of Amendment to Employment Agreement between Edward S. Adams,
           Professional Travel Corporation and Navigant International, Inc.

 10.14+    Form of Amendment to Employment Agreement between Robert C.
           Griffith, Professional Travel Corporation and Navigant
           International, Inc.

 10.15     Employement Agreement dated as of December 23, 1998 between Neville
           Teagarden and Navigant International, Inc.

 10.16     Amendment to Employment Agreement between Neville Teagarden and
           Navigant International, Inc.

 10.17*    Limited Liability Company Agreement of NavigantVacations.com, dated
           October 13, 1999.

 21.1      Subsidiaries of Registrant

 23.1      Consent of Independent Accountants

 24.1      Power of Attorney (included on signature page hereto)

 27.1      Financial data schedule

--------
+ Incorporated by reference from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October 9, 1998.
++ Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended July 25, 1998, filed with the Securities and Exchange Commission on September 8, 1999.
+++ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on November 30, 1998.
++++ Incorporated by reference herein from Navigant's Registration Statement on
     Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
* Incorporated by reference to Exhibit 10.1 of Navigant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1999 (file No. 0-24387)
** Incorporated by reference to Exhibit 10.1 of Navigant's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999 (File No. 0-24387)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 24, 2000

                                          Navigant International, Inc.
                                          a Delaware corporation

                                                  /s/ Edward S. Adams
                                          By: _________________________________
                                                      Edward S. Adams
                                                Chairman of the Board, Chief
                                              Executive Officer, and Director
                                               (Principal Executive Officer)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 24, 2000.



                                                 /s/ Robert C. Griffith
                                          By: _________________________________
                                                     Robert C. Griffith
                                                Chief Financial Officer and
                                               Treasurer (Principal Financial
                                                  and Accounting Officer)

                                                  /s/ C. Thomas Nulty
                                          By: _________________________________
                                                      C. Thomas Nulty
                                               President and Chief Operating
                                                          Officer

                                                 /s/ Eugene A. Over, Jr.
                                          By: _________________________________
                                                    Eugene A. Over, Jr.
                                              Vice President, General Counsel
                                                       and Secretary

                                                    /s/ Paul Blackney
                                          By: _________________________________
                                                       Paul Blackney
                                                          Director

                                                /s/ Vassilios Sirpolaidis
                                          By: _________________________________
                                                   Vassilios Sirpolaidis
                                                          Director

                                                    /s/ Ned A. Minor
                                          By: _________________________________
                                                        Ned A. Minor
                                                          Director

                                                   /s/ D. Craig Young
                                          By: _________________________________
                                                       D. Craig Young
                                                          Director