Form 10-K/A
period 1999-12-26
NAVIGANT INTERNATIONAL INC
filed 2000-04-21
CIK 1055455

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 26, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                     Commission file number _____________

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                              -----

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information as of December 26, 1999 (4) concerning each of the directors, executive officers and key employees of Navigant. All directors serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Company's Board of Directors.

Name                                Age                            Position
-------------------------------  ---------  ------------------------------------------------------
Edward S. Adams  .....................  49  Chairman of the Board, Chief Executive
                                            Officer, and Director (2)
C. Thomas Nulty.......................  54  President and Chief Operating Officer
Robert C. Griffith  ..................  50  Chief Financial Officer and Treasurer
Neville D. E. Teagarden  .............  36  Chief Information Officer
John S. Coffman  .....................  38  Vice President and Corporate Controller
Regina Q. Keating  ...................  57  Vice President, Operations, and President, Rocky
                                            Mountain Region
Eugene A. Over, Jr.  .................  41  Vice President, General Counsel and Secretary
Paul Shamon  .........................  36  Vice President, Marketing and Corporate Communication
Michael B. Arrington..................  57  President, North Central Region (5)
David Buskirk  .......................  50  President, Southwest Region
Fred L. Coward, III  .................  61  President, Southeast Region
Jonathan P. Danforth  ................  44  President, Cornerstone, a Navigant International
                                            Company
Salvatore A. DeFranco  ...............  43  President, Northeast Region
Gary Pearce  .........................  43  President, South Central Region
David Quibell  .......................  53  President, Canadian Region
M. Keith Taylor  .....................  38  President, Northwest Region
Paul J. Blackney  ....................  53  Director (3)
Ned A. Minor  ........................  54  Director (1)
Vassilios Sirpolaidis  ...............  52  Director (2)
D. Craig Young  ......................  46  Director (1)


(1)  Term expires in 2000.
(2)  Term expires in 2001.
(3)  Term expires in 2002.
(4)  On February 12, 2000, Todd R. Tarbert was named President of
     NavigantVacations.com, LLC. On March 1, 2000, Kelly L. Kuhn became President, North Central Region.
(5) On February 29, 2000, Mr. Arrington resigned as President, North Central Region, although he continues to be employed at Arrington Travel Center, Inc., a subsidiary of the Company.

Business Biographies

     Edward S. Adams has served as Chairman of the Board, Chief Executive Officer, and Director of the Company since February 1998. He served as President of the Company from February 1998 to May 1999. He has served as Chairman and Chief Executive Officer of Professional Travel Corporation (``PTC''), a subsidiary of the Company, since 1983, served as President of PTC from 1983 through April 1998, and as President of U.S. Office Products' Corporate
Travel Services Division from January 1997 through June 9, 1998.

     C. Thomas Nulty has served as President and Chief Operating Officer of the Company since May 1999. He served as President of Associated Travel Services ("Associated") (a subsidiary of the Company since June 1997) from 1984 to 1999. He has over 30 years experience in the travel industry and is considered a recognized expert in the field. Mr. Nulty has a degree from the University of Utah, has served as a trustee of the Orange County Museum or Art, and has been on the Dean's Advisory Board for the Graduate School of Business at the University of California, Irvine.

     Robert C. Griffith has served as Chief Financial Officer and Treasurer of the Company since February 1998. He has served as Chief Financial Officer of PTC since January 1997, and served as Chief Financial Officer of U.S. Office Products' Corporate Travel Services Division from January 1997 through June 9, 1998. Mr. Griffith served as Vice President of Finance and Administration of PTC from June 1993 through January 1997. Prior to joining PTC, Mr. Griffith served as Senior Manager and Area Director of IDS Tax and Business Services, a subsidiary of American Express, from September 1991 to June 1993. Before joining IDS, Mr. Griffith was employed by Deloitte & Touche. Mr. Griffith is licensed as a certified public accountant in the state of Colorado.

     Neville D. E. Teagarden has served as Chief Information Officer of the Company since November 1999. Prior to that, Mr. Teagarden served as Vice President of Information Systems for the Company from January 1999. Mr. Teagarden served as Manager and subsequently Director of Technology Architecture at Janus Capital Corporation, from May 1996 through January 1999. From 1989 through 1996, Mr. Teagarden worked for Advantage kbs, Inc, an information systems consulting firm. Mr. Teagarden has also performed research at the Massachusetts Institute of Technology (``MIT'') Artificial Intelligence Laboratory. He received his degree in Computer Science and Engineering from MIT.

     John S. Coffman, has served as Vice President, Corporate Controller of the Company since June 1998. Prior to that, Mr. Coffman was a senior manager in the business advisory group of Price Waterhouse LLP. Mr. Coffman began with Price Waterhouse in September 1984. Mr. Coffman is licensed as a certified public accountant in the state of Colorado.

  Regina Q. Keating has served as Vice President of Operations of the Company since October 1999, and Rocky Mountain Regional President since June 1999. Ms. Keating has also served as President of PTC since March 1998, and served as Chief Operating Officer of PTC from 1996 to 1999. She has worked for PTC since 1983. Ms. Keating was named one of the 200 Most Powerful Travel Women in Travel by Travel Agent Magazine in 1997, and has over 22 years experience in the travel industry. Ms. Keating has a Bachelor of Arts degree in English from the College of Charleston in Charleston, S.C.

     Eugene A. Over, Jr. has served as Vice President, General Counsel and Secretary of the Company since February 1998. He served as Legal Affairs and Administrative Officer of U.S. Office Product's Corporate Travel Services Division from December 1997 through June 9, 1998. Mr. Over was an attorney at Clanahan Tanner Downing & Knowlton, P.C. from December 1994 through November 1997.

  Paul Shamon has served as Vice President of Marketing and Corporate Communications for the Company since November 1999. Mr. Shamon served as President and Founder of the Denali Group, Inc. from July 1990 to October 1999. From February 1997 to August 1998, Mr. Shamon also served as President and Founder of the Colorado Children's Automobile Safety Association, Inc., and Vice President of Marketing for the John Costanza Institute of Technology, Inc.
From November 1998 to August 1999, Mr. Shamon served as Vice President of Corporate Communications for Multum Information Services, Inc.


  Michael B. Arrington served as Executive Vice President of Global Operations of the Company from November 1998 to October 1999, and as President of the Company's North Central Region since June 1999. Mr. Arrington served as President and Chief Executive Officer of Arrington Travel Center, Inc. ("Arrington Travel") (a subsidiary of the Company since July 1998) from August 1969 through December 1997, and as Chairman and Chief Executive Officer of Arrington Travel from December 1997 to October 1999. Mr. Arrington served in the U.S. Marine Corps, First Force Reconnaissance Company, 1st Marine Division, from 1962 through 1964. He received his bachelor of arts degree in political science from the University of Illinois at Chicago.

  David F. Buskirk has served as Southwest Regional President for the Company since June 1999, and as President of Associated from May 1999. Mr. Buskirk joined Associated in 1987 as Regional Vice President of Associated's San Diego Region, and was promoted to Vice President of Sales and Marketing in 1989. He served in that capacity until his promotion to Executive Vice President and Chief Operating Officer in May 1998. Mr. Buskirk has over 26 years experience in the travel industry and has served in several sales and marketing positions throughout his travel industry tenure.

  Fred L. Coward III has served as Southeast Regional President for the Company since October 1999 and as President of First Travelcorp, Inc., ("First Travelcorp") (a subsidiary of the Company since September 1999) from September 1999. Before that, Mr. Coward was Executive Vice President of First Travelcorp from 1991.

  Jonathan P. Danforth has served as President of Cornerstone Enterprises, Inc. ("Cornerstone") (a subsidiary of the Company since September 1999) since September 1991. Mr. Danforth was educated at Yale, studied in Switzerland and acquired his sales and marketing training from a Fortune 500 company.

  Salvatore A. DeFranco has served as Northeast Regional President for the Company since June 1999, and as President of McGregor Travel Management, Inc. ("McGregor") (a subsidiary of the Company since October 1997) since 1998. Mr. DeFranco joined McGregor in 1989 as Vice President of Sales, and became a co-owner and President of McGregor in 1992. In 1997, Mr. DeFranco was awarded Ernst & Young's "Entrepreneur of the Year" Award in the category of products and Services.

  Gary Pearce has served as South Central Regional President for the Company from June 1999, and as President of Atlas Travel Services (a subsidiary of the Company since July 1998) from 1993. Mr. Pearce has more than 23 years experience in the travel industry with a focus in sales and operations.

  David Quibell has served as the Company's Canadian Regional President since October 1999. Mr. Quibell owned Travel Resources, Inc., (a subsidiary of the Company since October 1999) and served as that company's President from 1995. He has over 26 years experience in the travel industry. Mr. Quibell has a M.A. from the University of Toronto and B.Ed diploma from the University of Strasbourg, France.

  M. Keith Taylor has served as Northwest Regional President for the Company since December 1999, and served as President of Mutual Travel , Inc. ("Mutual Travel") (a subsidiary of the Company since April 1997) from June 1999. Prior to that, Mr. Taylor was Chief Operating Officer and Executive Vice President of
Mutual Travel from January 1999.   Mr. Taylor served as Executive Vice President
of Atlas Travel Service Ltd. ("Atlas") (a subsidiary of the Company since September 1997) from 1985 to 1989, before being promoted to President of Atlas in 1989. Mr. Taylor has a business administration degree from British Columbia Institute of Technology.

  Paul J. Blackney has served as a director of the Company since June 14, 1999. Mr. Blackney is Director, President and Chief Executive Officer of Worldspan, holding these positions since October 1999. From February 1, 1999 to September 1999, Mr. Blackney was Senior Vice President, Publishing and Business Services of the American Medical Association. From January 1998 to January 1999, Mr. Blackney provided consulting services to XTRA On-Line and priceline.com, Inc. From 1993 to 1997, he served as President and Chief Executive Officer of Apollo Travel Services ("Apollo"), one of the major computerized reservation systems used by travel agencies in the United States. Prior to his association with Apollo, Mr. Blackney held various management positions with Covia (Apollo's predecessor) and United Air Lines. Mr. Blackney also serves as Chairman of the Board of XTRA On-Line, a developer and marketer of interactive reservations technology to travel agencies and corporations. He also serves as a director of priceline.com, Inc.

  Ned A. Minor has served as a director of the Company since June 9, 1998. Mr. Minor has served as Director, President and Vice-President of Minor & Brown, P.C., a private law firm, since 1977. Mr. Minor is a practicing attorney in the state of Colorado, specializing in the areas of general corporate law and mergers and acquisitions.

  Vassilios Sirpolaidis has served as a director of the Company since June 9, 1998. Mr. Sirpolaidis has served as Rocky Mountain Regional President of U.S. Office Products since April 1999. He has also served as President of Mile High Office Supply, Inc. ("Mile High") since 1978. U.S. Office Products acquired Mile High in July 1996. Mr. Sirpolaidis has also served as a District President of U.S. Office Products since August 1996 and as President of Arizona Office Products, a subsidiary of U.S. Office Products, since May 1997.

  D. Craig Young has served as a director of the Company since June 9, 1998. Mr. Young currently serves as Vice Chairman, President and Director of AT&T Canada and has held these positions since June 1999. Prior to assuming these roles, which occurred with the merger of MetroNet Communications and AT&T Canada, Mr. Young was President and Chief Executive Officer of MetroNet Communications, Canada's largest facilities-based competitive local exchange carrier (CLEC), holding these positions from March 1998 to June 1999. From 1995 through 1998, Mr. Young served as the President and Chief Operating Officer of Brooks Fiber Properties, Inc. Mr. Young served from 1993 to 1995 as Vice President of Custom Business for Ameritech Corp., a telecommunications company based in Chicago, Illinois.


Section 16 Reports

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors, executive officers and beneficial owners of more than 10% of the outstanding shares of the Company to file with the Securities and Exchange Commission reports regarding changes in their beneficial ownership of shares in the Company.

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

                                     Number of
Person                              Late Reports      Transactions
------------------------------  --------------------  ------------
Fred L. Coward, III  ......................        1             0
Jonathan P. Danforth  .....................        1             0
David Quibell  ............................        1             0
Paul Shamon  ..............................        1             0
M. Keith Taylor  ..........................        1             0
David Buskirk  ............................        1             0
Salvatore A. DeFranco  ....................        1             0
Regina Q. Keating  ........................        1             0
Gary Pearce  ..............................        1             0

     There are no known failures to file a required Forms 3 or 4 during the most recent fiscal year.


     As of April 15, 2000, based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company, all directors and officers have filed all forms required to be filed in the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth information with respect to the compensation paid by all persons for services rendered to the Company and its subsidiaries during the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 to the Chief Executive Officer, to the other four most highly compensated officers of the Company, serving at the end of the last completed fiscal year, and to one former officer of the Company who if he were still employed at the end of the last completed fiscal year, would have been included (the ``Named Officers'').

                           Summary Compensation Table

                                                                            Annual Compensation
                                                            ----------------------------------------------------
                                                                                                  All Other
----------------------------------------------------------  ------    Salary       Bonus       Compensation(1)
                                                             Year   ----------  -----------  -------------------
Name and Principal Position                                 ------
----------------------------------------------------------
Edward S. Adams  ..........................................   1999    $300,000           --            $8,544
  Chairman of the Board, Chief Executive Officer,             1998     295,260           --             8,873
  and Director                                                1997     255,995           --             7,640

Michael B. Arrington(2)  ..................................   1999     269,241      $26,000                --
  Executive Vice President, Global Operations                 1998     118,273           --                --

Salvatore A. DeFranco(3)  .................................   1999     255,752           --                --
  President, Northwest Region

Robert C. Griffith  .......................................   1999     215,385           --             5,256
  Chief Financial Officer and Treasurer                       1998     188,333           --             5,458
                                                              1997     146,689           --             4,700

C. Thomas Nulty(4)  .......................................   1999     225,632       84,516             2,077
  President and Chief Operating Officer


(1) Represents automobile expenses paid by the Company.
(2) Mr. Arrington became an employee of the Company effective July 1998 with the acquisition of Arrington Travel Center, Inc., and became an officer of the Company effective November 1998. On October 15, 1999, Mr. Arrington resigned as an officer of Arrington Travel Center, Inc., and as Executive Vice President Global Operations. On February 29, 2000, he announced his intention to relinquish his duties as the Company's Regional President for the North Central Region. Mr. Arrington, however, remains an employee of Arrington Travel Center, Inc.
(3) Mr. DeFranco became an employee of the Company in October of 1997, with the acquisition of McGregor Travel Management, Inc. Mr. DeFranco became an officer of the Company on June 9, 1999.
(4) Mr. Nulty became the President and Chief Operating Officer of the Company on May 17, 1999. Prior to that, Mr. Nulty was President of Associated Travel Services, a subsidiary of the Company. Associated became a subsidiary of the Company in June of 1997. Consequently, Mr. Nulty's 1999 salary includes 5 months of salary from Associated.



Option Grants

     The following table sets forth certain information regarding options to acquire Common Stock granted to the Named Officers during the fiscal year ended December 26, 1999.

                      Options Granted in Fiscal Year 1999

                                                                                              Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                              Rate of Stock Price
                                   Options Granted in                                       Appreciation for Option
                                    Fiscal Year 1999                                                Term(2)
                            --------------------------------                             ------------------------------
                                            Percent of
--------------------------  ------------       Total
                                          Options Granted
                                            in Fiscal Year(1)  Exercise     Expiration
                              Options                            Price         Date                 5%              10%
Name                          Granted                         -----------  ------------      --------         --------
--------------------------  ------------
Edward S. Adams  ..........           --               --              --            --            --               --

C. Thomas Nulty  ..........       75,000             23.1          $ 6.81       5/11/09      $321,349         $814,363
                                  50,000             15.4            9.00       6/09/09       242,280          652,341
                                  40,749             12.5           12.00       6/09/09        75,207          409,398

Robert C. Griffith  .......           --               --              --            --            --               --

Salvatore A. DeFranco  ....           --               --              --            --            --               --

Michael B. Arrington  .....           --               --              --            --            --               --


(1) Based on options granted in 1999 to purchase an aggregate of 886,772 shares of Common Stock.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

Option Exercises and Holdings

     The following table sets forth certain information regarding option exercises and unexercised options held by the Named Officers at December 26, 1999.

       Aggregated Option Exercises in Fiscal Year Ended December 26, 1999
                     and Fiscal Year-End 1999 Option Values

                                                              Number of Unexercised           Value of Unexercised
                                                                 Options Held at            In-the-Money Options at
                                                                December 26, 1999            December 26, 1999 (1)
                                                            --------------------------  --------------------------------
                               Shares
-------------------------     Acquired          Value
                            on Exercise      Realized($)    Exercisable          Unexercisable             Exercisable
-------------------------  --------------  ---------------  -----------  ------------------------------  ---------------
Name
-------------------------
Edward S. Adams  ..........            --              --       488,500        488,032       $1,035,375               --
C. Thomas Nulty  ..........            --              --        61,376        138,624          170,305          406,220
Robert C. Griffith  .......            --              --       139,000        133,204          305,250               --
Salvatore A. DeFranco  ....            --              --        25,000         25,000           68,750               --
Michael B. Arrington  .....            --              --            --             --               --               --

(1) The in-the-money value of unexercised options is equal to the excess of the per share market price of the Company's common stock at December 26, 1999 over the per share exercise price multiplied by the number of unexercised options.


1998 Stock Incentive Plan

     The Company has adopted the 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing employees with incentives to improve stockholder value and contribute to the growth and financial success of the Company. The Plan also allows the Company to attract, retain and reward highly motivated and qualified employees. The maximum percentage of shares of Common Stock that may be issued with respect to awards granted under the Plan is 30% of the outstanding Common Stock. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,100,000 shares. The Compensation Committee of the Board of Directors administers the Plan. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

Committees of the Board

     Audit Committee

     The Audit Committee has as its primary responsibilities the recommendation of an independent public accountant to audit the annual financial statements of the Company, the review of internal and external audit functions, the review of internal accounting controls, the review of annual financial statements, and a review at its discretion of compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Sirpolaidis, Minor, and Blackney.

     Compensation Committee

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to the Plan. The Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Sirpolaidis, Minor, and Blackney.

Compensation of Directors

     Non-management directors are compensated with $10,000 of airline tickets and other travel accommodations for their services as directors. In addition, such directors will be paid $2,500 in cash for each committee of the Board of Directors on which they serve and may be granted stock options under the Plan. Non-management directors will also be reimbursed for all out-of-pocket expenses related to their service as directors.

Employment Contracts and Related Matters

     On June 9, 1998, Mr. Adams' pre-existing employment agreement with PTC was assigned to the Company and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Adams is entitled to receive minimum annual compensation of $300,000. In addition, Mr. Adams is entitled to receive incentive bonuses as determined by the Company's Board of Directors, all perquisites and benefits customarily provided by the Company to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $712 per month). If Mr. Adams' employment is terminated for any reason other than cause, Mr. Adams is entitled to receive his base salary and benefits for the longer of (1) six months from the date of termination or (2) the remaining time under the initial term of the employment agreement (subject to a right of offset if Mr. Adams secures other employment during the period that payment is continuing under the agreement). The employment agreement also prohibits Mr. Adams from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Adams continues to receive severance payments from the Company.

     On May 17, 1999, Mr. Nulty entered into an employment agreement with Navigant for a term of two years. The agreement provides that Mr. Nulty is entitled to receive minimum annual compensation of $260,000. In addition, Mr. Nulty is entitled to receive incentive bonuses as determined by the Company's Board of Directors, accommodations in the Denver metropolitan area, reasonable costs of an automobile for Mr. Nulty's use in the Denver metropolitan area, commuting expenses for travel between Mr. Nulty's home in Orange County, California, and the Denver metropolitan area, the stock options described above, and all other perquisites and benefits customarily provided by the Company to its employees. In the event that Mr. Nulty's employment is terminated for any reason other than cause, Mr. Nulty's employment agreement provides that Mr. Nulty is entitled to receive his base salary and medical benefits for twenty-four months form the date of termination. The agreement further provides that Mr. Nulty is entitled to receive his base salary and medical benefits for twenty-four months following a change-of-control in the Company, if Mr. Nulty is terminates his employment as a result of such change-of-control. The employment agreement also prohibits Mr. Nulty from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the period of two years thereafter.

     On June 9, 1998, Mr. Griffith's pre-existing employment agreement with PTC was assigned to the Company and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Griffith is entitled to receive minimum annual compensation of $200,000. In addition, Mr. Griffith is entitled to receive incentive bonuses as determined by the Company's Board of Directors, all perquisites and benefits customarily provided by the Company to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $438 per month). In the event that Mr. Griffith's employment is terminated for any reason other than cause, Mr. Griffith's employment agreement provides that Mr. Griffith is entitled to receive his base salary and benefits for the longer of (1) four months from the date of termination or (2) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Griffith secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Griffith from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Griffith continues to receive severance payments from the Company.

     On July 28, 1998, Mr. Arrington entered into an employment agreement with Arrington Travel Center, Inc. ("Arrington Travel"). On October 15, 1999, Mr. Arrington's employment agreement was amended by the parties to reflect Mr. Arrington's resignation as an officer of Arrington and to modify certain other terms. As amended, the agreement provides for a four-year term, with a base salary of $250,000 per year. In addition, Mr. Arrington is entitled to participate in any incentive bonus plan adopted by the Company for all of its senior regional executives, and all perquisites and benefits customarily provided by Arrington Travel to its employees. The employment agreement also prohibits Mr. Arrington from engaging in certain activities deemed competitive with Arrington Travel or its affiliates during the duration of his employment with Arrington Travel or its affiliates and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Arrington continues to receive severance payments from Arrington Travel.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has created a Compensation Committee consisting of Vassilios Sirpolaidis, Ned A. Minor, and Paul J. Blackney. The Compensation Committee is charged with determining the compensation of all executive officers. No member of the Compensation Committee has ever been an officer of the Company or any of its subsidiaries.

Compensation Committee Report on Executive Compensation

     The Compensation Committee establishes and reviews the compensation of the Company's executive officers: Mr. Adams, Mr. Nulty, Mr. Griffith, Ms. Keating, Mr. Shamon, Mr. Teagarden, Mr. Coffman and Mr. Over. The Compensation Committee's goal is to design executive compensation packages that reward the achievement of both short-term and long-term objectives of the Company, and which are comparable to the packages available to similarly placed executives within the corporate travel management industry and within companies of similar size as the Company.

     Compensation Policy. The Compensation Committee expects to adopt a comprehensive policy in the 2000 fiscal year. In the meantime, the basic components of executive compensation are base salary, expense allowances, bonuses, and options. Base salary and expense allowances are set in light of prevailing salaries and allowances for similarly placed executives within the corporate travel management industry. Bonuses and the award of options reward the achievement of the Company's short-term and long-term objectives.

     Long Term Incentives. The Compensation Committee believes that the grant of stock options is an appropriate method of compensating executives for the long-term performance of the Company. The grant of stock options is intended to reward these executives for their efforts in contributing to the dramatic growth of the Company's business and to motivate the executives to continue to contribute to such growth. Moreover, the Compensation Committee believes it was appropriate to grant options at the levels granted during the 1999 fiscal year in order to attract and retain executive officers of the caliber of these individuals.

     Additional Bonus. The Compensation Committee believes that the award of bonuses is an appropriate way to compensate executives for a significant contribution to the Company's objectives, or for the attainment of results beyond expectations. At this time, the Compensation Committee has not recommended any bonuses for any of the executive officers. Nevertheless, bonuses may be considered by the Compensation Committee in the future as appropriate.

     Chief Executive Officer Compensation for Fiscal Year 1999. Mr. Adams' compensation in the previous fiscal year consisted of base salary, expense allowances and options to purchase the Company's Common stock:

     . Base Salary was set in June of 1998, and was based primarily on prevailing salaries in the corporate travel management industry. The Compensation Committee also considered the increased duties and responsibilities Mr. Adams would have to undertake following the Travel Distribution.

     . Expense Allowance was also set in June of 1998, and was based on prevailing allowances in the corporate travel management industry.

     . Options. Prior to the travel Distribution, and as part of his employment agreement with U.S. Office Products, Mr. Adams was awarded options to purchase U.S. Office Products common stock. In connection with the Travel Distribution, on June 10, 1998 Mr. Adams was awarded 376,500 options to purchase the Company's Common Stock. These options were awarded to compensate Mr. Adams for his efforts in the rapid growth of the Company and to motivate Mr. Adams to continue to contribute to that growth.

     Since setting Mr. Adams' initial compensation, the Compensation Committee has not authorized any further compensation increases.


                                         COMPENSATION COMMITTEE

                                         Vassilios Sirpolaidis
                                         Ned A. Minor
                                         Paul J. Blackney


Performance Graph

     The following graph compares the stock price performance of the Company's common stock for the period beginning June 9, 1998, the date of the Company's initial public offering, and ending December 26, 1999, with the cumulative total return for the same period of (i) the Russell 2000 and (ii) a selected peer group. These comparisons assume an investment of $100 at the beginning of the period and the reinvestment of dividends paid during the period, if applicable.

     Note: Management cautions that the stock price performance information shown in the graph below may not be indicative of current stock price levels or future stock price performance.

                              [PERFORMANCE GRAPH]

     The peer group selected by the Company consists of companies active in certain sectors of the travel service industry, and which are publicly held.
The Company believes that each company within the peer group is the largest publicly traded company in its respective sector. The Company believes that, within its industry class, the assembly of a peer group is difficult because the Company primarily competes with companies engaged in the corporate travel management sector of the travel service industry, but which are not publicly traded. The following companies comprise the peer group: Travel Services International, Inc., Global Vacation Group, Inc. and Preview Travel, Inc. until the announcement of their acquisition by Travelocity, Inc.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of outstanding shares of the Company's Common Stock beneficially owned as of December 26, 1999, by (1) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (2) each director and each executive officer of the Company, and (3) all directors and executive officers of the Company as a group. All persons listed below have sole voting and investment power with respect to their shares of Common Stock unless otherwise indicated.


                                                             ------------------
Name and Address of Beneficial Owner                          Number of Shares   Percent of Class (1)(2)
-----------------------------------------------------------  Beneficially Owned  ------------------------
                                                             ------------------
   Edward S. Adams (3)  ....................................            642,992                      4.9%
   C. Thomas Nulty (4)......................................             61,376             *
   Robert C. Griffith (5)  .................................            144,604                      1.1%
   Neville D. E. Teagarden (6)  ............................                 --                       --
   John S. Coffman (7)  ....................................             51,834             *
   Regina Q. Keating (8)  ..................................             31,352             *
   Eugene A. Over, Jr. (7)  ................................             50,129             *
   Paul Shamon (9)..........................................                 --                       --
   Michael B. Arrington.....................................                 --                       --
   David Buskirk (10).......................................              1,874             *
   Fred L. Coward III.......................................                 --                       --
   Jonathan P. Danforth (6).................................                 --                       --
   Salvatore A. DeFranco (11)...............................            105,000             *
   Gary Pearce..............................................                 --                       --
   David Quibell............................................                 --                       --
   M. Keith Taylor (6)......................................              1,400             *
   Paul J. Blackney (12)  ..................................             10,000             *
   Ned A. Minor (12)  ......................................             12,000             *
   Vassilios Sirpolaidis (12)  .............................            160,070                      1.3%
   D. Craig Young (12)  ....................................             14,100             *
   All current executive officers and directors as a
    group (20 persons)(13)  ................................          1,286,731                      8.8%
   5% Stockholders
   Douglas A. Hirsch  ......................................          1,260,000                     10.0%
    c/o Seneca Capital, L.P.
    527 Madison Avenue, 11th Floor
    New York, NY 10022
   Steven Major.............................................            885,167                      7.0%
    c/o Cohen Tauber Spierack & Wagner, LLP
    1350 Avenue of the Americas
    New York, NY 10019


  *  Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 26, 1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(2) Percentage of ownership is based on 12,615,000 shares of Common Stock, net of treasury stock, outstanding at December 26, 1999 and 1,962,380 shares of Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 26, 1999. The shares subject to such options, warrants and convertible debentures held by a person or entity are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(3) Includes 12,353 shares held by Marcono, LLC; Mr. Adams disclaims beneficial ownership of these shares except for his pecuniary interest therein and 488,032 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 488,032 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(4) Includes 61,376 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 138,624 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(5) Includes 139,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 133,204 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(6) Excludes 25,000 shares of Common Stock which may be acquired upon the exercise of options which are not exercisable within 60 days following December 26, 1999.
(7) Includes 50,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable within 60 days following December 26, 1999.
(8) Includes 31,152 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 18,184 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(9) Excludes 10,000 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(10) Includes 1,874 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 28,500 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(11) Includes 25,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999.
(12) Includes 10,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999.
(13) Includes 886,902 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 891,544 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.

     There has been no change in control of the Company since the beginning of its last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 24, 1999, McGregor Travel Management, Inc. ("McGregor Travel"), a subsidiary of the Company, sold its interest in certain real property located at 112, Prospect Street, Stamford, Connecticut, to DeFranco & Knight, LLC. Mr. DeFranco is a 50% owner of DeFranco & Knight, LLC. The sale price was $975,000, and was determined by an appraisal of the property by Michaud Company, Inc. using a sales comparison approach. McGregor Travel acquired the property on October 28, 1997 from DeFranco & Knight, LLC for an aggregate purchase price of approximately $1,035,000. The 1997 transaction was related to the acquisition of McGregor Travel by U.S. Office Products. The consideration in the 1997 transaction consisted of 18,336 shares of U.S. Office Products common stock (which now represents 1,839 shares of the Company's common stock) valued at $24.54 per share and McGregor Travel assumption of a note in the approximate amount of $585,000.

     On May 24, 1999, McGregor Travel leased certain real estate from DeFranco & Knight, LLC. Mr. DeFranco is a 50% owner of DeFranco & Knight, LLC. The lease is for a term of five years, and provides for annual rental payments starting at $180,000, and increasing by $5,000 per year during the term of the lease. The lease is a net lease. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     Mr. DeFranco is a partner in an emergency travel service provider that contracts with McGregor Travel Management, Inc., a subsidiary of the Company, to provide emergency travel service to clients of McGregor at a rate of $13.00 per emergency call. During the fiscal year ended December 26, 1999, McGregor paid approximately $533,000 to such emergency travel service provider.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information as of December 26, 1999 (4) concerning each of the directors, executive officers and key associates of Navigant. All directors serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Company's Board of Directors.

Name                                Age         Position
----                                ---         --------
Edward S. Adams.................    49          Chairman of the Board, Chief Executive
                                                Officer, President and Director (2)
C. Thomas Nulty.................    54          President and Chief Operating Officer
Robert C. Griffith..............    50          Chief Financial Officer and Treasurer
Neville D. E. Teagarden.........    36          Chief Information Officer
John S. Coffman.................    38          Vice President and Corporate Controller
Regina Q. Keating...............    57          Vice President, Operations, and President, Rocky
                                                Mountain Region
Eugene A. Over, Jr..............    40          Vice President, General Counsel and Secretary
Paul Shamon.....................    36          Vice President, Marketing and Corporate Communication
Mike Arrington                                  President, North Central Region
David Buskirk...................    50          President, Southwest Region
Fred L. Coward, III.............    61          President, Southeast Region
Jonathan P. Danforth............    44          President, Cornerstone, a Navigant International
                                                Company
Salvatore A. DeFranco...........    43          President, Northeast Region
Gary Pearce.....................    43          President, South Central Region
David Quibell...................    53          President, Canadian Region
M. Keith Taylor.................    38          President, Northwest Region
Paul J. Blackney................    53          Director (3)
Ned A. Minor....................    54          Director (1)
Vassilios Sirpolaidis...........    52          Director (2)
D. Craig Young..................    45          Director (1)

-----------------------------------

(1)  Term expires in 2000.
(2)  Term expires in 2001.
(3)  Term expires in 2002.
(4)  On February 12, 2000, Todd R. Tarbert was named President of
     NavigantVacations.com, LLC. On March 1, 2000, Kelly L. Kuhn became President, North Central Region.

Business Biographies

     Edward S. Adams has served as Chairman of the Board, Chief Executive Officer, and Director of the Company since February 1998. He served as President of the Company from February 1998 to May 1999. He has served as Chairman and Chief Executive Officer of Professional Travel Corporation (``PTC''), a subsidiary of the Company, since 1983, served as President of PTC from 1983 through April 1998, and as President of the U.S. Office Products Corporate Travel Services Division from January 1997 through June 9, 1998.

     C. Thomas Nulty has served as President and Chief Operating Officer of the Company since May 1999. He served as President of Associated Travel Services ("Associated") (a subsidiary of Navigant since June 1997) from 1984 to 1999. He has over 30 years experience in the travel industry and is considered a recognized expert in the field. Mr. Nulty has a degree from the University of Utah, has served as a trustee of the Orange County Museum or Art, and has been on the Dean's Advisory Board for the Graduate School of Business at the University of California, Irvine.

     Robert C. Griffith has served as Chief Financial Officer and Treasurer of the Company since February 1998. He has served as Chief Financial Officer of PTC since January 1997 and served as Chief Financial Officer of the U.S. Office Products Corporate Travel Services Division from January 1997 through June 9, 1998. Mr. Griffith served as Vice President of Finance and Administration of PTC from June 1993 through January 1997. Prior to joining PTC, Mr. Griffith served as Senior Manager and Area Director of IDS Tax and Business Services, a subsidiary of American Express, from September 1991 to June 1993. Before joining IDS, Mr. Griffith was employed by Deloitte & Touche. Mr. Griffith is licensed as a certified public accountant in the state of Colorado.

     Neville D. E. Teagarden has served as Chief Information Officer of the Company since November 1999. Prior to that, Mr. Teagarden served as Vice President of Information Systems for the Company from January 1999. Mr. Teagarden served as Manager and subsequently Director of Technology Architecture at Janus Capital Corporation, from May 1996 through January 1999. From 1989 through 1996, Mr. Teagarden worked for Advantage kbs, Inc, an information systems consulting firm. Mr. Teagarden has also performed research at the Massachusetts Institute of Technology (``MIT'') Artificial Intelligence Laboratory. He received his degree in Computer Science and Engineering from MIT.

     John S. Coffman, has served as Vice President, Corporate Controller of the Company since June 1998. Prior to that, Mr. Coffman was a senior manager in the business advisory group of Price Waterhouse LLP. Mr. Coffman began with Price Waterhouse in September 1984. Mr. Coffman is licensed as a certified public accountant in the state of Colorado.

     Regina Q. Keating has served as Vice President of Operations the Company since October 1999, and Rocky Mountain Regional President since March 1998. Ms. Keating has also served as President of PTC since March 1998, and served as Chief Operating Officer of PTC from 1996 to 1999. She has worked for PTC since 1983. Ms. Keating was named one of the 200 Most Powerful Travel Women in Travel by Travel Agent Magazine in 1997, and has over 22 years experience in the travel industry. Ms. Keating has a Bachelor of Arts degree in English from the College of Charleston in Charleston, S.C.

     Eugene A. Over, Jr. has served as Vice President, General Counsel and Secretary of the Company since February 1998. He served as Legal Affairs and Administrative Officer of U.S. Office Product's corporate travel services division from December 1997 through June 9, 1998. Mr. Over was an attorney at Clanahan Tanner Downing & Knowlton, P.C. from December 1994 through November 1997. From January 1994 through November 1994, he served as General Counsel of GSA Corporation, a private investment company. Prior to January 1994, Mr. Over was an attorney at Montgomery, Little & McGrew, P.C.

  Paul Shamon has served as Vice President of Marketing and Corporate Communications for the Company since November 1999. Mr. Shamon served as President and Founder of the Denali Group, Inc. from July 1990 to October 1999. From February 1997 to August 1998 Mr. Shamon also served as President and Founder of the Colorado Children's Automobile Safety Association, Inc., and Vice President of Marketing for the John Costanza Institute of Technology, Inc. From November 1998 to August 1999, Mr. Shamon served as Vice President of Corporate Communications for Multum Information Services, Inc.

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

  David F. Buskirk has served as Southwest Regional President for the Company, and President of Associated Travel Services ("Associated") (a subsidiary of the Company since June 1997) from May 1999. Mr. Buskirk joined Associated in 1987 as Regional Vice President of Associated's San Diego Region, and in 1989 was promoted to Vice President of Sales and Marketing and served in that capacity until his promotion to Executive Vice President and Chief Operating Officer in May 1998. Mr. Buskirk has over 26 years experience in the travel industry and has served in several sales and marketing positions throughout his travel industry tenure.

  Fred L. Coward III has served as Southeast Regional President for the Company since October 1999 and as President of First Travelcorp, Inc., now a subsidiary of the Company, ("First Travelcorp") since September 1999. Before that, Mr. Coward was Executive Vice President of First Travelcorp from 1991.

  Jonathan P. Danforth has served as President of Cornerstone Enterprises, Inc. ("Cornerstone") (a subsidiary of the Company since September 1999) since ________. Mr. Danforth was educated at Yale, studied in Switzerland and acquired his sales and marketing training from a Fortune 500 company.

  Salvatore A. DeFranco has served as Northeast Regional President for the Company, and President of McGregor Travel Management, Inc. ("McGregor") (a subsidiary of the Company since October 1997) since 1998. Mr. DeFranco joined McGregor in 1989 as Vice President of Sales, and became a co-owner and President of McGregor in 1992. In 1997, Mr. DeFranco was awarded Ernst & Young's "Entrepreneur of the Year" Award in the category of products and Services.

  Gary Pearce has served as South Central Regional President for the Company from 1998, and as President of Atlas Travel Services ("Atlas Travel") (a subsidiary of the Company since July 1998) from 1993 to present. Mr. Pearce has more than 23 years experience in the travel industry with a focus in sales and operations.

  David Quibell has served as the Company's Canadian Regional President since October 1999. Mr. Quibell owned Travel Resources, Inc., and served as that company's owner and President from 1995 until its acquisition by Navigant in October 1999. He has over 26 years experience in the travel industry. Mr. Quibell has a M.A. from the University of Toronto and B.Ed diploma from the University of Strasbourg, France.

  M. Keith Taylor has served as Northwest Regional President for the Company since ________ 1999, and served as President of Mutual Travel , Inc. ("Mutual Travel") (a subsidiary of the Company since April 1997) from June 1999. Prior to that, Mr. Taylor was Chief Operating Officer and Executive Vice President of Mutual Travel from January 1999. Mr. Taylor served as Executive Vice President of Atlas Travel Service Ltd. ("Atlas") (a subsidiary of the Company since September 1997) from 1985 to 1989, before being promoted to President of Atlas in 1989. Mr. Taylor has a business administration degree from British Columbia Institute of Technology.

  Paul J. Blackney has served as a director of the Company since June 1999. Mr. Blackney is President and Chief Executive Officer of Worldspan, holding these positions since October 1999. From February 1, 1999 to September 1999, Mr. Blackney was Senior Vice President, Publishing and Business Services of the American Medical Association. From January 1998 to January 1999, Mr. Blackney provided consulting services to XTRA On-Line and priceline.com, Inc. From 1993 to 1997, he served as President and Chief Executive Officer of Apollo Travel Services ("Apollo"), one of the major computerized reservation systems used by travel agencies in the United States. Prior to his association with Apollo, Mr. Blackney held various management positions with Covia (Apollo's predecessor) and United Air Lines. Mr. Blackney also serves as Chairman of the Board of XTRA On-Line, a developer and marketer of interactive reservations technology to travel agencies and corporations. He also serves as a director of priceline.com, Inc.

  Ned A. Minor has served as a director of the Company since June 9, 1998. Mr. Minor has served as Director, President and Vice-President of Minor & Brown, P.C., a private law firm, since 1977. Mr. Minor is a practicing attorney in the state of Colorado, specializing in the areas of general corporate law and mergers and acquisitions.

  Vassilios Sirpolaidis has served as a director of the Company since June 9, 1998. Mr. Sirpolaidis currently serves as Rocky Mountain Regional President of Mile High Office Supply Company, Inc. ("Mile High"), where he served as President since 1978. U.S. Office Products acquired Mile High in July 1996. Mr. Sirpolaidis has also served as a District President of U.S. Office Products since August 1996 and as President of Arizona Office Products, a subsidiary of U.S. Office Products, since May 1997.

  D. Craig Young has served as a director of the Company since June 9, 1998.
Mr. Young currently serves as Vice Chairman and President of AT&T Canada and has held these positions since 1999. Prior to assuming these roles, which occurred with the merger of MetroNet Communications and AT&T Canada, Mr. Young was President and Chief Executive Officer of MetroNet Communications, Canada's largest facilities-based competitive local exchange carrier (CLEC), holding these positions from March 1998 to 1999. From 1995 through 1998, Mr. Young served as the President and Chief Operating Officer of Brooks Fiber Properties, Inc. Mr. Young served from 1993 to 1995 as Vice President of Custom Business for Ameritech Corp., a telecommunications company based in Chicago, Illinois.


Section 16 Reports

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors, executive officers and beneficial owners of more than 10% of the outstanding shares of the Company to file with the Securities and Exchange Commission reports regarding changes in their beneficial ownership of shares in the Company.

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

                                     Number of
Person                              Late Reports      Transactions
------                              ------------      ------------
Fred L. Coward, III.............         1                 0

                                     Number of
Person                              Late Reports      Transactions
------                              ------------      ------------
Jonathan P. Danforth............        1                  0
David Quibell...................        1                  0
Paul Shamon.....................        1                  0
M. Keith Taylor.................        1                  0
David Buskirk...................        1                  0
Salvatore A. DeFranco...........        1                  0
Regina Q. Keating...............        1                  0
Gary Pearce.....................        1                  0

     There are no known failures to file a required Form during the most recent fiscal year.


     As of April 15, 2000, based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company, all directors and officers have filed all forms required to be filed in the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth information with respect to the compensation paid by all persons for services rendered to the Company and its subsidiaries during the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 to the Chief Executive Officer, to the other four most highly compensated officers of the Company, serving at the end of the last completed fiscal year, and to one former officer of the Company who if he were still employed at the end of the last completed fiscal year, would have been included (the ``Named Officers'').

                           Summary Compensation Table



                                                                            Annual Compensation
                                                                            -------------------
                                                                                                  All Other
Name and Principal Position                                  Year     Salary       Bonus       Compensation(1)
---------------------------                                  ----     ------       -----       ---------------
Edward S. Adams......................................         1999    $300,000       --                $8,544
  Chairman of the Board, Chief Executive Officer,             1998     295,260       --                 8,873
  President and Director
                                                              1997     255,995       --                 7,640

Michael B. Arrington(4)..............................         1999     269,241      26,000                 --
  Executive Vice President, Global Operations                 1998     118,273       --                    --

Salvatore A. DeFranco(3).............................         1999     255,752       --                    --
  President, Northwest Region

Robert C. Griffith...................................         1999     215,385       --                 5,256
  Chief Financial Officer and Treasurer                       1998     188,333       --                 5,458
                                                              1997     146,689       --                 4,700

C. Thomas Nulty(2)...................................         1999     225,632     $84,516              2,077
  President and Chief Operating Officer

--------------------------------------

(1) Represents automobile expenses paid by the Company.
(2) Mr. Nulty became the President and Chief Operating Officer of the Company on May 17, 1999. Prior to that, Mr. Nulty was President of Associated Travel Services, a subsidiary of the Company. Associated became a subsidiary of the Company in June of 1997. Consequently, Mr. Nulty's 1999 salary includes 5 months of salary from Associated.
(3) Mr. DeFranco became an employee of the Company in October of 1997, with the acquisition of McGregor Travel Management, Inc. Mr. DeFranco became an officer of the Company on June 9, 1999.
(4) Mr. Arrington became an employee of the Company effective July 1998 and became an officer of the Company effective November 1998. On October 15, 1999, Mr. Arrington resigned as an officer of Arrington Travel Center, Inc., and as Executive Vice President Global Operations. At the same time, he announced his intention to relinquish his duties as the Company's Regional president for the North Central Region effective February 29, 2000.

Option Grants

     The following table sets forth certain information regarding options to acquire Common Stock granted to the Named Officers during the fiscal year ended December 26, 1999.

                      Options Granted in Fiscal Year 1999

                                                                                              Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                              Rate of Stock Price
                                   Options Granted in                                       Appreciation for Option
                                    Fiscal Year 1999                                                Term(2)
                                    ----------------                                                -------
                                            Percent of
                                              Total
                                             Options
                              Options        Granted            Exercise    Expiration
Name                          Granted       in Fiscal            Price         Date             5%               10%
----                          -------                            -----         ----             --               ---
                                             Year(1)
                                             -------
Edward S. Adams............         --             --              --            --            --               --

C. Thomas Nulty............     75,000           23.1          $ 6.81       5/11/09      $321,349         $814,363
                                50,000           15.4            9.00       6/09/09       242,280          652,341
                                40,749           12.5           12.00       6/09/09        75,207          409,398

Robert C. Griffith.........         --             --              --            --            --               --

Salvatore A. DeFranco......         --             --              --            --            --               --

Michael B. Arrington.......         --             --              --            --            --               --

-------------------------------------

(1) Based on options granted in 1999 to purchase an aggregate of 886,772 shares of Common Stock.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent the Company's estimate or projection of the future Common Stock price.

Option Exercises and Holdings

     The following table sets forth certain information regarding option exercises and unexercised options held by the Named Officers at December 26, 1999.

       Aggregated Option Exercises in Fiscal Year Ended December 26, 1999
                     and Fiscal Year-End 1998 Option Values

                                                              Number of Unexercised           Value of Unexercised
                                                                 Options Held at            In-the-Money Options at
                                                                December 27, 1999              December 27, 1999
                                                                -----------------              -----------------
                               Shares
                              Acquired          Value
                            on Exercise      Realized($)    Exercisable      Unexercisable     Exercisable     Unexercisable
                            -----------      -----------    -----------      -------------     -----------     -------------
Name
----
Edward S. Adams..........        --              --             488,500          488,032       $1,035,375               --
C. Thomas Nulty..........        --              --              61,376          138,624          170,305          406,220
Robert C. Griffith.......        --              --             139,000          133,204          305,250               --
Salvatore A. DeFranco....        --              --              25,000           25,000           68,750               --
Michael B. Arrington.....        --              --                  --               --               --               --

-----------------------------------

1998 Stock Incentive Plan

     The Company has adopted the Plan. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing associates with incentives to improve stockholder value and contribute to the growth and financial success of the Company. The Plan also allows the Company to attract, retain and reward highly motivated and qualified associates. The maximum percentage of shares of Common Stock that may be issued with respect to awards granted under the Plan is 30% of the outstanding Common Stock. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,100,000 shares. The Compensation Committee of the Board of Directors administers the Plan. All associates of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

Committees of the Board

     Audit Committee

     The Audit Committee has as its primary responsibilities the recommendation of an independent public accountant to audit the annual financial statements of the Company, the review of internal and external audit functions, the review of internal accounting controls, the review of annual financial statements, and a review at its discretion of compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Sirpolaidis, Minor and Blackney.

     Compensation Committee

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options and other awards pursuant to the 1998 Stock Incentive Plan (the "Plan"). The

Compensation Committee is comprised of outside directors. The current members of the Compensation Committee are Messrs. Sirpolaidis, Minor and Young.

Compensation of Directors

     Non-management directors are compensated with $10,000 of airline tickets and other travel accommodations for their services as directors. In addition, such directors will be paid $2,500 in cash for each committee of the Board of Directors on which they serve and may be granted stock options under the Plan. Non-management directors will also be reimbursed for all out-of-pocket expenses related to their service as directors.

Employment Contracts and Related Matters

     On June 9, 1998, Mr. Adams' employment agreement with PTC was assigned to the Company and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Adams is entitled to receive minimum annual compensation of $300,000. In addition, Mr. Adams is entitled to receive incentive bonuses as determined by the Company's Board of Directors, all perquisites and benefits customarily provided by the Company to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $712 per month). If Mr. Adams' employment is terminated for any reason other than cause, Mr. Adams is entitled to receive his base salary and benefits for the longer of (1) six months from the date of termination or (2) the remaining time under the initial term of the employment agreement (subject to a right of offset if Mr. Adams secures other employment during the period that payment is continuing under the agreement). The employment agreement also prohibits Mr. Adams from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Adams continues to receive severance payments from the Company.

     On May 17, 1999, Mr. Nulty entered into an employment agreement with Navigant for a term of five years, and provides that Mr. Nulty is entitled to receive minimum annual compensation of $250,000. In addition, Mr. Nulty is entitled to receive incentive bonuses as determined by the Company's Board of Directors, all perquisites and benefits customarily provided by the Company to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $____ per month). In the event that Mr. Nulty's employment is terminated for any reason other than cause, Mr. Nulty's employment agreement provides that Mr. Nulty is entitled to receive his base salary and benefits for the longer of (1) four months from the date of termination or (2) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Nulty secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Nulty from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Nulty continues to receive severance payments from the Company.

     On June 9, 1998, Mr. Griffith's employment agreement with PTC was assigned to the Company and amended. As amended, the agreement provides for a term of five years, and provides that Mr. Griffith is entitled to receive minimum annual compensation of $200,000. In addition, Mr. Griffith is entitled to receive incentive bonuses as determined by the Company's Board of Directors, all perquisites and benefits customarily provided by the Company to its employees and reimbursement for the actual cost of leasing an automobile for business use (not to exceed $438 per month). In the event that Mr. Griffith's employment is terminated for any reason other than cause, Mr. Griffith's employment agreement provides that Mr. Griffith is entitled to receive his base salary and benefits for the longer of (1) four months from the date of termination or (2) the remaining time under the initial term of the employment agreement, subject to a right of offset if Mr. Griffith secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Griffith from engaging in certain activities deemed competitive with the Company or its affiliates during the duration of his employment with the Company and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Griffith continues to receive severance payments from the Company.

     On July 28, 1998, Mr. Arrington entered into an employment agreement with Arrington Travel. The agreement provides for an initial four-year term, with successive one-year extensions at the option of Arrington Travel, and a base salary of $250,000 per year. In addition, Mr. Arrington is entitled to participate in any incentive bonus plan adopted by the Company for all of its senior regional executives, and all perquisites and benefits customarily provided by Arrington Travel to its employees. If Mr. Arrington's employment is terminated without cause, Mr. Arrington is entitled to receive his base salary for the longer of (1) three months from the date of termination and (2) the time period remaining under the initial term of the employment agreement, subject to a right of offset if Mr. Arrington secures other employment during the period that payment is continuing under the agreement. The employment agreement also prohibits Mr. Arrington from engaging in certain activities deemed competitive with Arrington Travel or its affiliates during the duration of his employment with Arrington Travel or its affiliates and for the longer of (1) a period of two years thereafter or (2) as long as Mr. Arrington continues to receive severance payments from Arrington Travel.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has created a Compensation Committee consisting of Vassilios Sirpolaidis, Ned A. Minor and D. Craig Young. The Compensation Committee is charged with determining the compensation of all executive officers. No member of the Compensation Committee has ever been an officer of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of outstanding shares of the Company's Common Stock beneficially owned as of December 26, 1999, by (1) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (2) each director and each executive officer of the Company, and (3) all directors and executive officers of the Company as a group. All persons listed below have sole voting and investment power with respect to their shares of Common Stock unless otherwise indicated.

   Name and Address of Beneficial Owner                           Number of Shares
   ------------------------------------                             Beneficially     Percent of Class (1)(2)
                                                                                     -----------------------
                                                                       Owned
                                                                       -----
   Edward S. Adams (3).....................................             642,992           4.4%
   C. Thomas Nulty (4).....................................              61,376             *
   Robert C. Griffith (5)..................................             144,604           1.0%
   Neville D. E. Teagarden (6).............................                  --            --
   John S. Coffman (7).....................................              51,834             *
   Regina Q. Keating (8)...................................              31,352             *
   Eugene A. Over, Jr. (7).................................              50,129             *
   Paul Shamon (9).........................................                  --            --
   Mike Arrington..........................................                  --            --
   David Buskirk (10)......................................               1,874             *
   Fred L. Coward III......................................                  --            --
   Jonathan P. Danforth (6)................................                  --            --
   Salvatore A. DeFranco (11)..............................             105,000             *
   Gary Pearce.............................................                  --            --
   David Quibell...........................................                  --            --
   M. Keith Taylor (6).....................................               1,400             *
   Paul J. Blackney (12)...................................              10,000             *
   Ned Minor (12)..........................................              12,000             *
   Vassilios Sirpolaidis (12)..............................             160,070           1.2%
   D. Craig Young (12).....................................              14,100             *
   All current executive officers and directors as a
    group (12 persons)(13).................................           1,286,731           8.8%
   5% Stockholders
   Douglas A. Hirsch.......................................           1,260,000           8.6%
    c/o Seneca Capital, L.P.
    527 Madison Avenue, 11th Floor
    New York, NY 10022
   Steven Major............................................             885,167           6.1%
    c/o Cohen Tauber Spierack & Wagner, LLP
    1350 Avenue of the Americas
    New York, NY 10019

--------------------------------

*   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 26, 1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(2) Percentage of ownership is based on 12,615,000 shares of Common Stock, net of treasury stock, outstanding at December 26, 1999 and 1,962,380 shares of Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of December 26,

     1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(3) Includes 12,353 shares held by Marcono, LLC; Mr. Adams disclaims beneficial ownership of these shares except for his pecuniary interest therein and 488,032 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 488,032 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(4) Includes 61,376 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 138,624 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(5) Includes 139,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 133,204 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(6) Excludes 25,000 shares of Common Stock which may be acquired upon the exercise of options which are not exercisable within 60 days following December 26, 1999.
(7) Includes 50,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable within 60 days following December 26, 1999.
(8) Includes 31,152 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 18,184 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(9) Excludes 10,000 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(10) Includes 1,874 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 28,500 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.
(11) Includes 25,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999.
(12) Includes 10,000 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999.
(13) Includes 886,902 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days following December 26, 1999. Excludes 891,544 shares of Common Stock which may be acquired upon exercise of options which are not exercisable within 60 days following December 26, 1999.

     There has been no change in control of the Company since the beginning of its last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 24, 1997, U.S. Office Products acquired PTC, which is now a wholly-owned subsidiary of the Company, from Edward S. Adams, the Company's Chairman of the Board, Chief Executive Officer and President, for 725,923 shares of U.S. Office Products common stock (which now represent 72,592 shares of Common Stock) valued at $22.725 per share (the "PTC Acquisition"). In connection with the PTC Acquisition, PTC also entered into an employment agreement, as amended, with Mr. Adams at an annual base salary of $300,000 per year and an employment agreement, as amended, with Robert C. Griffith, the Company's Chief Financial Officer and Treasurer, at an annual base salary of $200,000 per year. the Company believes that the terms of these transactions are as favorable as could be negotiated with third parties.

     On January 24, 1997, in a transaction related to the PTC Acquisition, PTC acquired a commercial office building at 84 Inverness Circle East, Englewood, Colorado from Marcono LLC ("Marcono"), a Colorado limited liability company, for an aggregate purchase price of approximately $3.4 million, consisting of 68,154 shares of U.S. Office Products common stock (which now represent 6,815 shares of Common Stock) valued at $22.725 per share and PTC's assumption of certain notes from Marcono in the aggregate amount of $1,846,721. Marcono is owned as follows: 2% by Edward S. Adams, 2% by Mr. Adams' wife and 48% by each of two trusts established for the benefit of Mr. Adams' two children. Vassilios Sirpolaidis, a director of the Company, is the trustee of the two trusts. Prior to the purchase of the office building by PTC, PTC leased the office building from Marcono for approximately $22,000 per month. The office building purchased by PTC is used as its headquarters and as the headquarters of the Company. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     On October 24, 1997, U.S. Office Products acquired McGregor, which is now a wholly-owned subsidiary of the Company, from its stockholders for 1,255,008 shares of U.S. Office Products common stock (which now represent 125,501 shares of Common Stock) valued at $24.54 per share (the "McGregor Acquisition"). One of McGregor's beneficial owners was Salvatore A. DeFranco, who was President and Chief Executive Officer. In connection with the McGregor Acquisition, Mr. DeFranco received 578,743 shares of U.S. Office Products comment stock (which now represent 57,875 shares of Common Stock) valued at $24.54. Also in connection with the McGregor Acquisition, McGregor entered into an employment agreement with Mr. DeFranco at an annual base salary of $250,000 per year. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     On October 28, 1997, in a transaction related to the McGregor Acquisition, McGregor acquired portions of an office building at 112 Prospect Street, Stamford, Connecticut from DeFranco & Knight, LLC for an aggregate purchase price of approximately $1,035,000, consisting of 18,336 shares of U.S. Office Products common stock (which now represent 1,834 shares of Common Stock) valued at $24.54 per share and McGregor's assumption of a note from DeFranco & Knight LLC in the approximate amount of $585,000. Mr. DeFranco is a 50% owner of DeFranco & Knight, LLC. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

     Mr. Knight and Mr. DeFranco are partners in an emergency travel service provider that contracts with McGregor to provide emergency travel service to clients of McGregor at a rate of $13.00 per emergency call. During the fiscal year ended December 26, 1999, McGregor paid approximately $533,000 to such emergency travel service provider.

     On July 28, 1998, PTC, a wholly-owned subsidiary of the Company, acquired Arrington Travel from Michael B. Arrington, the Company's Executive Vice President, Global Operations, for $17,097,911 (the "ATC Acquisition"). In connection with the ATC Acquisition, Arrington Travel also entered into an employment agreement with Mr. Arrington at an annual base salary of $250,000 per year. The Company believes that the terms of these transactions are as favorable as could be negotiated with third parties.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: April 21, 2000

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 21, 2000.



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