Form 10-Q
period 2000-03-26
NAVIGANT INTERNATIONAL INC
filed 2000-05-08
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 26, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________


                       Commission file number 000-24387



                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          DELAWARE                                           52-2080967
-------------------------------                  -------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


    84 INVERNESS CIRCLE EAST
      ENGLEWOOD, COLORADO                                      80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number:  (303) 706-0800
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

          As of May 1, 2000, the Registrant had outstanding 13,100,000 shares of its common stock, par value $0.001 per share and 852,000 shares of treasury stock outstanding.

                              INDEX TO FORM 10-Q
                              ------------------

Part I.  FINANCIAL INFORMATION:

       Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets -
                   March 26, 2000 (Unaudited) and December 26, 1999...........3

                Consolidated Statements of Income (Unaudited) -
                   Three Months Ended March 26, 2000 and March 28, 1999.......4

                Consolidated Statements of Cash Flows (Unaudited) -
                   Three Months Ended March 26, 2000 and March 28, 1999.......5

                Notes to Consolidated Financial Statements................6 - 7

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................8 - 13

     Item 3.    Quantitative and Qualitative Disclosures
                   about Market Risks........................................13

Part II.        OTHER INFORMATION:

     Item 1.    Legal Proceedings.......................................14 - 15
     Item 2.    Changes in Securities........................................15
     Item 3.    Defaults Upon Senior Securities..............................15
     Item 4.    Submission of Matters to a Vote of Security Holders..........15
     Item 5.    Other Information............................................16
     Item 6.    Exhibits and Reports on Form 8-K.............................16

     SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                      March 26,           December 26,
                                                                                      ---------           ------------
                                                                                         2000                 1999
                                                                                         ----                 ----
                                 ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents.................................................        $    2,362            $    2,003
   Restricted cash in NavigantVacations.com..................................            14,702                14,965
   Accounts receivable, less allowance for doubtful accounts of $424 and
    $424, respectively.......................................................            52,501                42,278

   Prepaid expenses and other current assets.................................             4,129                 3,168
   Deferred income taxes.....................................................             1,937                 1,551
   Income tax receivable.....................................................               113                 2,368
                                                                                     ----------            ----------
       Total current assets..................................................            75,744                66,333

Property and equipment, net..................................................            22,716                22,282
Intangible assets, net.......................................................           212,594               193,387
Deferred income taxes........................................................             1,200                 1,160
Other assets.................................................................             4,363                 4,149
                                                                                     ----------            ----------
       Total assets..........................................................        $  316,617            $  287,311
                                                                                     ==========            ==========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
   Short-term portion of long-term debt......................................        $   14,673            $   11,867
   Short-term portion of capital lease obligations...........................               800                   800
   Accounts payable..........................................................             5,202                 4,880
   Accrued compensation......................................................             8,713                 8,740
   Other accrued liabilities.................................................            25,864                19,979
                                                                                     ----------            ----------
       Total current liabilities.............................................            55,252                46,266

Long-term debt, net of short-term portion....................................           113,185                93,844
Capital lease obligations....................................................               510                   708
Other long-term liabilities..................................................             7,200                 6,410
                                                                                     ----------            ----------
       Total liabilities.....................................................           176,147               147,228
                                                                                     ----------            ----------

Minority interest in NavigantVacations.com...................................            15,195                15,120
                                                                                     ----------            ----------

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     13,100,000 issued and outstanding (13,075,000 at December 26, 1999).....                13                    13
   Additional paid-in-capital................................................           114,274               114,044
   Treasury Stock............................................................            (6,497)               (3,520)
   Accumulated other comprehensive income (loss).............................               126                   122
   Retained earnings.........................................................            17,359                14,304
                                                                                     ----------            ----------
       Total stockholders' equity............................................           125,275               124,963
                                                                                     ----------            ----------
       Total liabilities and stockholders' equity............................        $  316,617            $  287,311
                                                                                     ==========            ==========


          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)


                                                                               For the Three Months Ended
                                                                          March 26, 2000        March 28, 1999
                                                                          --------------        --------------
                                                                            (Unaudited)           (Unaudited)
Revenues.............................................................     $       73,313        $       54,603

Operating expenses...................................................             40,572                30,472
General and administrative expenses..................................             20,046                14,485
Depreciation and amortization expense................................              2,964                 2,423
Non-recurring restructuring charge...................................              1,900
                                                                          --------------        --------------
     Operating income................................................              7,831                 7,223

Other (income) expenses:
  Interest expense...................................................              2,457                 1,095
  Interest income....................................................               (218)                   (7)
  Other..............................................................                 49                    24
                                                                          --------------        --------------
Income before provision for income taxes.............................              5,543                 6,111
Provision for income taxes...........................................              2,413                 2,648
                                                                          --------------        --------------
Income before minority interest......................................              3,130                 3,463
Minority interest....................................................                 75
                                                                          --------------        --------------
Net income...........................................................              3,055                 3,463

Other comprehensive income:
Foreign currency translation adjustment                                               (4)                  (29)
                                                                          --------------        --------------
Comprehensive income                                                      $        3,051        $        3,434
                                                                          ==============        ==============

Weighted average number of common shares outstanding:
  Basic..............................................................             12,503                12,916
  Diluted............................................................             12,773                12,923

Net income per share:................................................
  Basic..............................................................     $         0.24        $         0.27
  Diluted............................................................     $         0.24        $         0.27


         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                  For the Three Months Ended
                                                                            March 26, 2000           March 28, 1999
                                                                            --------------           --------------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                $        3,055           $        3,463
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Depreciation and amortization expense....................                         2,964                    2,423
   Minority interest........................................                            75
   Non-recurring charges....................................                           213
   Changes in current assets and liabilities (net of assets
     acquired and liabilities assumed in combinations
     accounted for under the purchase method):
     Accounts receivable....................................                        (4,790)                  (1,324)
     Prepaid expenses and other assets......................                        (1,320)                    (625)
     Accounts payable.......................................                           138                     (252)
     Accrued liabilities....................................                         5,251                   (3,260)
     Other long-term liabilities............................                          (102)                   4,794
                                                                            --------------           --------------
       Net cash provided by operating activities............                         5,484                    5,219
                                                                            --------------           --------------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                        (1,303)                  (1,762)
  Restricted cash equivalents in NavigantVacations.com, net.                           263
  Cash paid in acquisitions and earn-outs consideration,
   net of cash received.....................................                       (18,243)
                                                                            --------------           --------------
       Net cash used in investing activities................                       (19,283)                  (1,762)
                                                                            --------------           --------------

Cash flows from financing activities:
  Payments of long-term debt................................                        (2,181)                  (3,277)
  Proceeds from credit facility, net........................                        19,200
  Repurchase of common stock................................                        (2,977)                    (101)
  Proceeds from exercise of stock options, net..............                           230
                                                                            --------------           --------------
       Net cash provided by (used in) financing activities..                        14,272                   (3,378)


Effect of exchange rate changes on cash.....................                          (114)                    (155)

Net increase (decrease) in cash and cash equivalents........                           359                      (76)
Cash and cash equivalents at beginning of period............                         2,003                      315
                                                                            --------------           --------------
Cash and cash equivalents at end of period..................                $        2,362           $          239
                                                                            ==============           ==============

Supplemental disclosures of cash flow information:
  Interest paid.............................................                $        2,084           $        1,029
  Income taxes paid.........................................                $          584           $        2,806


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


NOTE 2--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 26, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 26, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.


NOTE 3--BUSINESS COMBINATIONS

     From December 27, 1999 to March 26, 2000, the Company made three acquisitions. These three acquisitions were accounted for under the purchase method for an aggregate purchase price of $23,173 consisting of cash, net of cash acquired, of $18,243 and notes payable of $4,930. The total assets related to these three acquisitions were $24,721 including intangible assets of $19,760. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

NOTE 4--NON-RECURRING CHARGES

     The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, three facilities have been closed or consolidated and 67 employee positions have been eliminated. Management believes that these measures will be substantially completed as of December 2000. The activity in the restructuring liability during the three months ended March 26, 2000 is as follows:


                                    Employee         Facility
                                  Severance and    Closures and
                                Termination Costs  Consolidation  Total

Original restructuring accrual.     $    1,584        $   316    $  1,900
Payments.......................           (762)                      (762)
Non-cash usage.................                          (213)       (213)
                                    ----------        -------    --------
Balance at March 26, 2000......     $      822        $   103    $    925
                                    ==========        =======    ========

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

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest methods to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

Introduction

     The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

     The Company's consolidated financial statements include the results of operations for the three companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") and the ten companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies") from their respective dates of acquisition.

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

     In response to the reduction in airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with a significant number of its clients. Although the terms of the Company's management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company typically charges between $20 and $40 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

     The Company believes that its management contracts and service fee arrangements should minimize the financial impact of this commission cap, as well as any future changes in the airline commission rates. The Company believes that at least 95% of its total transactions are currently generated from clients under management contracts and service fee arrangements and expects this percentage to increase to 100% by June 2000.

     The Company has entered into agreements with major airlines for the payment of ``incentive override'' commissions in addition to the base commissions described above. Under these agreements, the airlines generally pay additional commissions on domestic and international air travel if the volume of the Company's ticket sales surpasses specified thresholds, which typically are based on the airlines' share of the relevant markets. Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide payments to the Company of up-front fees or annual payments or cost savings to the Company.

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 66.9% of total direct operating expenses in the three months ended March 26, 2000), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 54.1% of total general and administrative expenses in the three months ended March 26, 2000), occupancy costs and other costs.

2000 Non-Recurring Charges

     As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company's recording an aggregate restructuring charge of $1.9 million in February and March 2000.

     The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, three facilities have been closed or consolidated and approximately 67 employee positions have been eliminated. Management anticipates that these measures will be completed by December 2000.

Results of Operations

          The following table sets forth various items as a percentage of revenues for the three months ended March 26, 2000 and March 28, 1999.


                                                                                      For the Three Months
                                                                                      --------------------
                                                                                             Ended
                                                                                             ------
                                                                                     March 26,      March 28,
                                                                                       2000           1999
                                                                                       ----           ----
Revenues.....................................................................           100.0%         100.0%
Operating expenses...........................................................            55.3           55.8
General and administrative expenses..........................................            27.3           26.5
Depreciation and amortization expense........................................             4.0            4.4
Non-recurring restructuring charge...........................................             2.7
                                                                                     --------       --------
   Operating income..........................................................            10.7           13.3
Interest expense, net........................................................             3.1            2.1
                                                                                     --------       --------
Other (income) expense.......................................................
Income before provision for income taxes.....................................             7.6           11.2
Provision for income taxes...................................................             3.3            4.8
                                                                                     --------       --------
Income before minority interest..............................................             4.3%           6.4%
                                                                                     ========       ========

Revenues

  Consolidated revenues increased 34.3%, from $54.6 million for the three months ended March 28, 1999 to $73.3 million for the three months ended March 26, 2000. This increase was primarily due to the inclusion of the revenues from the 2000 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $16 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth of 5.0% and improved national contracts with certain of its vendors.

Operating Expenses

  Operating expenses increased 33.1%, from $30.5 million, or 55.8% of revenues, for the three months ended March 28, 1999 to $40.6 million, or 55.3% of revenues, for the three months ended March 26, 2000. The decrease in operating expense as a percentage of revenues was due primarily to 5% internal growth and the result of spreading certain fixed operating expenses over a larger revenue base.

General and Administrative Expenses

  General and administrative expenses increased 38.4%, from $14.5 million, or 26.5% of revenues, for the three months ended March 28, 1999 to $20.0 million, or 27.3% of revenues, for the three months ended March 26, 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of NavigantVacations.com prior to the new release of its website adding approximately $400,000 of additional general and overhead costs. Additionally, the 2000 Purchased Companies and the 1999 Purchased Companies acquired in the latter part of 1999 had a higher general and administrative expenses as a percentage of revenues than the Company due to the recency of these acquisitions and the general overlap of several of their administrative functions as the regions formalized their operating structure. The Company took the non-recurring restructuring charge to eliminate several of these positions throughout the balance of 2000.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 22.3%, from $2.4 million, or 4.4% of revenues, for the three months ended March 28, 1999 to $3.0 million, or 4.0% of revenues, for the three months ended March 26, 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999.



Non-recurring Restructuring Charge

     As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company's recording an aggregate restructuring charge of $1.9 million in February and March 2000. The Company did not incur any non-recurring charges in the three months ended March 28, 1999.


Interest Expense, Net

     Interest expense, net, increased from $1.1 million or 2.1% of revenues, for the three months ended March 28, 1999 to $2.3 million, or 3.1% of revenues, for the three months ended March 26, 2000. The increase was attributable to financing the acquisitions of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended March 26, 2000 increased to $117.8 million compared to $61.0 million for the three months ended March 28, 1999 resulting in approximately $1.0 million in interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $340,000 additional interest expense as the Company's average interest rate increased from 7.2% for the three months ended March 28, 1999 to 8.3% for the three months ended March 26, 2000.


Provision for Income Taxes

     Provision for income taxes decreased from $2.6 million for the three months ended March 28, 1999 to $2.4 million for the three months ended March 26, 2000, reflecting effective income tax rates of 43.3% and 43.5%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rates in the three months ended March 26, 2000 was slightly higher than the effective rates in the three months ended March 28, 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the earlier period as a result of the non-recurring restructuring charge recorded in the three months ended March 26, 2000.


Liquidity and Capital Resources

     At March 26, 2000, the Company had cash of $2.4 million, excluding restricted cash in NavigantVacations.com, working capital of $20.5 million ($5.8 million excluding restricted cash in NavigantVacations.com), borrowings of $109.2 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $20.0 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $15.8 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at March 26, 2000 was approximately $254.4 million.

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

     During the three months ended March 26, 2000, net cash provided by operating activities was $5.5 million. Net cash used in investing activities was $19.3 million, including $1.3 million for additions to property and equipment, such as computer equipment and office furniture, and $18.2 million for the acquisition of the 2000 Purchased Companies. Net cash provided by financing activities was $14.3 million, consisting of $2.2 million for repayments by the Company of long-term indebtedness and $3.0 million for the repurchase of common stock offset by net increases of $19.2 million in the Company's credit facility primarily to finance the 2000 Purchased Companies.

     During the three months ended March 28, 1999, net cash provided by operating activities was $5.2 million. Net cash used in investing activities was $1.8 million, which was for additions to property and equipment, such as computer equipment and office furniture. Net cash used in financing activities was $3.4 million, consisting of $3.3 million for repayments by the Company of long-term indebtedness.

     In August 1999, the Company obtained the Credit Facility, a secured $125.0 million revolving credit facility to replace the Company's existing $60.0 million revolving credit facility and a $15.0 million short term bridge loan agreement. The Credit Facility is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

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


New Accounting Pronouncements

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (``FAS 133''). FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

  Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. Based upon the Company's average borrowings under the Credit Facility for the three months ended March 26, 2000, a 50 basis point movement in the base rate or the LIBOR rate would approximate $150,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------

          The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products Company and certain former and present executive officers of U.S. Office Products Company as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U. S. Office Products.

          The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products' plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of March 26, 2000, the approximate book value of these two subsidiaries was $12.5 million. The Company intends to vigorously defend against this lawsuit.

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

     Date: May 8, 2000.


                                NAVIGANT INTERNATIONAL, INC.
                                a Delaware corporation


                                By: /s/  Robert C. Griffith
                                   ------------------------------------------
                                 Name:  Robert C. Griffith
                                 Title: Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)