Form 10-Q
period 2000-06-25
NAVIGANT INTERNATIONAL INC
filed 2000-08-08
CIK 1055455

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 25, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _________________

                    Commission file number 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                                     52-2080967
-------------------------------------------              -----------------------
 (State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                             Identification No.)


                84 INVERNESS CIRCLE EAST
                  ENGLEWOOD, COLORADO                         80112
--------------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


Registrant's telephone number:  (303) 706-0800
                                --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                              ---
         As of August 1, 2000, the Registrant had outstanding 13,100,000 shares of its common stock, par value $0.001 per share and 929,000 shares of treasury stock outstanding.

                               INDEX TO FORM 10-Q
                               ------------------

Part I.    FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements
                  Consolidated Balance Sheets -
                      June 25, 2000 (Unaudited) and December 26, 1999......................................        3

                  Consolidated Statements of Income (Unaudited) -
                      Three and Six Months Ended June 25, 2000 and June 27, 1999...........................        4

                  Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended June 25, 2000 and June 27, 1999.....................................        5

                  Notes to Consolidated Financial Statements...............................................    6 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................................................   8 - 14

         Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risks...................................................................       14

Part II.   OTHER INFORMATION:

         Item 1.  Legal Proceedings........................................................................  15 - 16
         Item 2.  Changes in Securities....................................................................       16
         Item 3.  Defaults Upon Senior Securities..........................................................       16
         Item 4.  Submission of Matters to a Vote of Security Holders......................................       16
         Item 5.  Other Information........................................................................       17
         Item 6.  Exhibits and Reports on Form 8-K.........................................................       17

         SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                     ASSETS

                                                                                   June 25         December 26,
                                                                                   -------         ------------
                                                                                     2000              1999
                                                                                     ----              ----
                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents..................................................  $    4,268         $    2,003
    Restricted cash NavigantVacations.com......................................      13,825             14,965
    Accounts receivable, less allowance for doubtful accounts of $653 and $424,
      respectively.............................................................      49,239             42,278
    Prepaid expenses and other current assets..................................       4,502              3,168
    Deferred income taxes......................................................       1,502              1,551
    Income tax receivable......................................................         105              2,368
                                                                                 ----------         ----------
         Total current assets..................................................      73,441             66,333

Property and equipment, net....................................................      23,257             22,282
Intangible assets, net.........................................................     212,677            193,387
Deferred income taxes..........................................................       1,274              1,160
Other assets...................................................................       4,191              4,149
                                                                                 ----------         ----------
         Total assets..........................................................  $  314,840         $  287,311
                                                                                 ===========        ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term portion of long-term debt.......................................  $   14,296         $   11,867
    Short-term portion of capital lease obligations............................         817                800
    Accounts payable...........................................................       5,107              4,880
    Accrued compensation.......................................................       9,915              8,740
    Other accrued liabilities..................................................      21,399             19,979
                                                                                 ----------         ----------
         Total current liabilities.............................................      51,534             46,266

Long-term debt, net of short-term portion......................................     112,867             93,844
Capital lease obligations......................................................         312                708
Other long-term liabilities....................................................       6,401              6,410
                                                                                 ----------         ----------
         Total liabilities.....................................................     171,114            147,228
                                                                                 ----------         ----------

Minority interest in NavigantVacations.com.....................................      14,982             15,120
                                                                                 ----------         ----------

Commitments and contingencies

Stockholders' equity:
    Common stock; $.001 par value, 150,000,000 shares authorized
      13,100,000 issued and outstanding (13,075,000 at December 26,1999........          13                 13
    Additional paid-in-capital.................................................     114,272            114,044
    Treasury Stock.............................................................      (8,060)            (3,520)
    Accumulated other comprehensive income (loss)..............................        (353)               122
    Retained earnings..........................................................      22,872             14,304
                                                                                 ----------         ----------
         Total stockholders' equity............................................     128,744            124,963
                                                                                 ----------         ----------
         Total liabilities and stockholders' equity............................  $  314,840         $  287,311
                                                                                 ==========         ==========


         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)



                                                           For the Three Months Ended             For the Six Months Ended
                                                         June 25, 2000      June 27, 1999     June 25, 2000       June 27, 1999
                                                         -------------      -------------     -------------       -------------
                                                          (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)
Revenues .............................................    $     81,838      $       58,035    $     155,151       $     112,638

Operating expenses....................................          45,122              32,104           85,694              62,576
General and administrative expenses...................          21,931              14,101           41,977              28,586
Depreciation and amortization expense.................           3,044               2,539            6,008               4,962
Non-recurring restructuring charge....................                                                1,900
                                                          ------------      --------------    -------------       -------------
         Operating income.............................          11,741               9,291           19,572              16,514

Other (income) expenses:
    Interest expense..................................           2,892               1,035            5,349               2,130
    Interest income...................................            (193)                 (7)            (411)                (15)
    Other.............................................             111                 171              160                 196
                                                          ------------      --------------    -------------       -------------
Income before provision for income taxes..............           8,931               8,092           14,474              14,203
Provision for income taxes............................           3,629               3,461            6,042               6,108
                                                          ------------      --------------    -------------       -------------
Income before minority interest.......................           5,302               4,631            8,432               8,095
Minority interest.....................................            (213)                                (138)
                                                          ------------      --------------    -------------       -------------
Net income............................................           5,515               4,631            8,570               8,095

Other comprehensive income (loss):
Foreign currency translation adjustment...............            (479)                127             (475)                 98
                                                          ------------      --------------    -------------       -------------
Comprehensive income..................................   $       5,036       $       4,758    $       8,095       $       8,193
                                                         =============       =============    =============       =============

Weighted average number of common shares outstanding:
    Basic.............................................          12,250              12,911           12,310              12,914
    Diluted...........................................          12,377              12,937           12,521              12,930

Net income per share:.................................
    Basic.............................................   $        0.45       $        0.36    $        0.70       $        0.63
    Diluted...........................................   $        0.45       $        0.36    $        0.68       $        0.63

         See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   For the Six Months Ended
                                                                             June 25, 2000          June 27, 1999
                                                                             -------------          -------------
                                                                              (Unaudited)            (Unaudited)
Cash flows from operating activities:
    Net income...........................................................     $  8,570              $    8,095
    Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization expense..............................        6,008                   4,962
      Minority interest..................................................         (138)
      Non-cash portion of restructuring charge...........................          213
      Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
         Accounts receivable.............................................       (2,128)                 (3,006)
         Prepaid expenses and other assets...............................       (1,605)                 (1,251)
         Accounts payable................................................           42                     110
         Accrued liabilities.............................................        2,210                  (4,677)
         Other long-term liabilities.....................................       (1,370)                  4,976
                                                                            ----------              ----------
             Net cash provided by operating activities...................       11,802                   9,209
                                                                            ----------              ----------

Cash flows from investing activities:
    Additions to property and equipment, net of disposals................       (3,312)                 (2,650)
    Proceeds from disposal of building...................................                                1,025
    Restricted cash equivalents in NavigantVacations.com, net............        1,140
    Cash paid in acquisitions and earn-outs consideration, net of cash
         received........................................................      (18,943)                 (4,579)
                                                                            ----------              ----------
             Net cash used in investing activities.......................      (21,115)                 (6,204)
                                                                            ----------              ----------

Cash flows from financing activities:
    Payments of long-term debt...........................................       (2,600)                 (2,671)
    Proceeds from credit facility, net...................................       18,744                   2,331
    Repurchase of common stock...........................................       (4,540)                   (102)
    Proceeds from exercise of stock options, net.........................          230
                                                                            ----------              ----------
             Net cash provided by (used in) financing activities.........       11,834                    (442)
                                                                            ----------              ----------

Effect of exchange rate changes on cash..................................         (256)                   (232)
                                                                            ----------              ----------
Net increase in cash and cash equivalents................................        2,265                   2,331
Cash and cash equivalents at beginning of period.........................        2,003                     315
                                                                            ----------              ----------
Cash and cash equivalents at end of period...............................   $    4,268              $    2,646
                                                                            ==========              ==========

Supplemental disclosures of cash flow information:
    Interest paid........................................................   $    4,495              $    1,878
    Income taxes paid....................................................   $    3,803              $    6,334

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

NOTE 1--BACKGROUND

          Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the four largest corporate travel management companies in the United States based on airline sales. The Company manages all aspects of its clients' travel processes, focusing on reducing their travel expenses.

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

NOTE 2--BASIS OF PRESENTATION

          The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 25, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 25, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE 3--BUSINESS COMBINATIONS

          From December 27, 1999 to June 25, 2000, the Company made three acquisitions. These three acquisitions were accounted for under the purchase method for an aggregate purchase price of $23,173 consisting of cash, net of cash acquired, of $18,243 and notes payable of $4,930. The total assets related to these three acquisitions were $24,721 including intangible assets of $19,760. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

NOTE 4--NON-RECURRING RESTRUCTURING CHARGES

         The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, five facilities have been closed or consolidated and 105 employee positions have been eliminated. Management believes that these measures will be substantially completed as of December 2000. The activity in the restructuring liability during the six months ended June 25, 2000 is as follows:



                                                    Employee                   Facility
                                                  Severance and              Closures and
                                                Termination Costs           Consolidation         Total
      Original restructuring accrual.....        $     1,584                $       316       $     1,900
      Payments...........................             (1,376)                      (106)           (1,482)
      Non-cash usage.....................                                          (213)             (213)
                                                 -----------                -----------       -----------
      Balance at June 25, 2000...........        $       208                $        (3)      $       205
                                                 ===========                ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------

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

         The Company believes that its management contracts and service fee arrangements should minimize the financial impact of this commission cap, as well as any future changes in the airline commission rates. The Company believes that substantially all of its total transactions are currently generated from clients under management contracts and service fee arrangements.

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

Expenses

         The Company's direct operating expenses include principally labor expense (which comprised approximately 61.6% and 64.1% of total direct operating expenses in the three and six months ended June 25, 2000, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

         The Company's general and administrative expenses include principally labor expense (which comprised approximately 55.6% and 54.9% of total general and administrative expenses in the three and six months ended June 25, 2000, respectively), occupancy costs and other costs.

2000 Non-Recurring Restructuring Charge

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

         The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, five facilities have been closed or consolidated and approximately 105 employee positions have been eliminated. Management anticipates that these measures will be completed by December 2000.

Results of Operations

                The following table sets forth various items as a percentage of revenues for the three and six months ended June 25, 2000 and June 27, 1999.

                                                                        For the Three Months             For the Six Months
                                                                        --------------------             ------------------
                                                                              Ended                            Ended
                                                                              -----                            -----
                                                                      June 25,        June 27,         June 25,       June 27,
                                                                       2000            2000              2000          1999
                                                                       ----            -----             ----          ----
Revenues................................................              100.0%          100.0%            100.0%         100.0%
Operating expenses......................................               55.1            55.3              55.2           55.6
General and administrative expenses.....................               26.9            24.3              27.1           25.4
Depreciation and amortization expense...................                3.7             4.4               3.9            4.3
Non-recurring restructuring charge......................                                                  1.2
                                                                     ------          ------           -------         ------
    Operating income....................................               14.3            16.0              12.6           14.7
Interest expense, net...................................                3.3             1.8               3.2            1.9
Other (income) expense..................................                0.1             0.3               0.1            0.2
                                                                     ------          ------           -------         ------
Income before provision for income taxes................               10.9            13.9               9.3           12.6
Provision for income taxes..............................                4.4             5.9               3.9            5.4
                                                                     ------          ------           -------         ------
                                                                        6.5%            8.0%              5.4%           7.2%
                                                                     ======          ======           =======         ======

Revenues

       Consolidated revenues increased 41.0%, from $58.0 million for the three months ended June 27, 1999 to $81.8 million for the three months ended June 25, 2000. This increase was primarily due to the inclusion of the revenues from the 2000 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $19.1 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth of 5.8% and improved national contracts with certain of its vendors.

       Consolidated revenues increased 37.7%, from $112.6 million for the six months ended June 27, 1999 to $155.2 million for the six months ended June 25, 2000. This increase was primarily due to the inclusion of the revenues from the 2000 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $34.1 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth of 5.5% and improved national contracts with certain of its vendors.

Operating Expenses

       Operating expenses increased 40.5%, from $32.1 million, or 55.3% of revenues, for the three months ended June 27, 1999 to $45.1 million, or 55.1% of revenues, for the three months ended June 25, 2000. The decrease in operating expense as a percentage of revenues was due primarily to the internal growth and the result of spreading certain fixed operating expenses over a larger revenue base.

       Operating expenses increased 36.9%, from $62.6 million, or 55.6% of revenues, for the six months ended June 27, 1999 to $85.7 million, or 55.2% of revenues, for the six months ended June 25, 2000. The decrease in operating expense as a percentage of revenues was due primarily to the internal growth and the result of spreading certain fixed operating expenses over a larger revenue base.

General and Administrative Expenses

       General and administrative expenses increased 55.5%, from $14.1 million, or 24.3% of revenues, for the three months ended June 27, 1999 to $21.9 million, or 26.9% of revenues, for the three months ended June 25, 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of NavigantVacations.com prior to the new release of its website adding approximately $816,000 of additional general and overhead costs. Additionally, the 2000 Purchased Companies and the 1999 Purchased Companies acquired in the latter part of 1999 had a higher general and administrative expenses as a percentage of revenues than the Company due to the recency of these acquisitions and the general overlap of several of their administrative functions as the regions formalized their operating structure. The Company took the non-recurring restructuring charge to eliminate several of these positions throughout the balance of 2000.

       General and administrative expenses increased 46.8%, from $28.6 million, or 25.4% of revenues, for the six months ended June 27, 1999 to $42.0 million, or 27.1% of revenues, for the six months ended June 25, 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of NavigantVacations.com prior to the new release of its website adding approximately $1.0 million of additional general and overhead costs. Additionally, the 2000 Purchased Companies and the 1999 Purchased Companies acquired in the latter part of 1999 had a higher general and administrative expenses as a percentage of revenues than the Company due to the recency of these acquisitions and the general overlap of several of their administrative functions as the regions formalized their operating structure. The Company took the non-recurring restructuring charge to eliminate several of these positions throughout the balance of 2000.

Depreciation and Amortization Expense

       Depreciation and amortization expense increased 19.9%, from $2.5 million, or 4.4% of revenues, for the three months ended June 27, 1999 to $3.0 million, or 3.7% of revenues, for the three months ended June 25, 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999.

       Depreciation and amortization expense increased 21.1%, from $5.0 million, or 4.3% of revenues, for the six months ended June 27, 1999 to $6.0 million, or 3.9% of revenues, for the six months ended June 25, 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999 .

Non-recurring Restructuring Charge

       As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company's recording an aggregate restructuring charge of $1.9 million in February and March 2000. The Company did not incur any restructuring charges in the three and six months ended June 27, 1999.

Interest Expense, Net

       Interest expense, net, increased from $1.0 million or 1.8% of revenues, for the three months ended June 27, 1999 to $2.7 million, or 3.3% of revenues, for the three months ended June 25, 2000. The increase was attributable to financing the acquisitions of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended June 25, 2000 increased to $127.5 million compared to $60.2 million for the three months ended June 27, 1999 resulting in approximately $1.1 million in additional interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $600,000 additional interest expense as the Company's average interest rate increased from 6.9% for the three months ended June 27, 1999 to 9.0% for the three months ended June 25, 2000.

       Interest expense, net, increased from $2.1 million or 1.9% of revenues, for the six months ended June 27, 1999 to $4.9 million, or 3.2% of revenues, for the six months ended June 25, 2000. The increase was attributable to financing the acquisitions of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the six months ended June 25, 2000 increased to $116.4 million compared to $61.6 million for the six months ended June 27, 1999 resulting in approximately $1.9 million in interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $1.3 million of additional interest expense as the Company's average interest rate increased from 6.9% for the six months ended June 27, 1999 to 9.0% for the six months ended June 25, 2000. The increase in interest expense was partially offset by an increase in interest income of $400,000 attributable to the investment of restricted cash for NavigantVacations.com.

Provision for Income Taxes

       Provision for income taxes increased from $3.5 million for the three months ended June 27, 1999 to $3.6 million for the three months ended June 25, 2000, reflecting effective income tax rates of 42.8% and 40.7%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rates in the three months ended June 25, 2000 was slightly lower than the effective rates in the three months ended June 27, 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 1999 and early 2000 that caused the level of deductible goodwill to non-deductible goodwill to be more favorable and a higher level of pre-tax income in the three months ended June 25, 2000.

       Provision for income taxes decreased from $6.1 million for the six months ended June 27, 1999 to $6.0 million for the six months ended June 25, 2000, reflecting effective income tax rates of 43.0% and 41.7%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rates in the six months ended June 25, 2000 was slightly lower than the effective rates in the six months ended June 27, 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 1999 and early 2000 that caused the level of deductible goodwill to non-deductible goodwill to be more favorable and a higher level of pre-tax income in the six months ended June 25, 2000.

Liquidity and Capital Resources

       At June 25, 2000, the Company had cash of $4.3 million, excluding restricted cash in NavigantVacations.com, working capital of $21.9 million ($8.1 million excluding restricted cash in NavigantVacations.com), borrowings of $109.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $19.3 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $16.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at June 25, 2000 was approximately $257.0 million.

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

       During the six months ended June 25, 2000, net cash provided by operating activities was $11.8 million. Net cash used in investing activities was $21.1 million, including $3.3 million for additions to property and equipment, such as computer equipment and office furniture, and $18.9 million for the acquisition of the 2000 Purchased Companies. Net cash provided by financing activities was $11.8 million, consisting of $2.6 million for repayments by the Company of long-term indebtedness and $4.5 million for the repurchase of common stock offset by net increases of $18.7 million in the Company's credit facility primarily to finance the 2000 Purchased Companies.

       During the six months ended June 27, 1999, net cash provided by operating activities was $9.2 million. Net cash used in investing activities was $6.2 million, including $2.7 million for additions to property and equipment, such as computer equipment and office furniture, and $4.6 million for the acquisition of the 1999 Purchased Companies. Net cash used in financing activities was $0.4 million, consisting of $2.7 million for repayments by the Company of long-term indebtedness offset by net increases in the Company's credit facility primarily to finance the 1999 Purchased Companies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

       Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. Based upon the Company's average borrowings under the Credit Facility for the six months ended June 25, 2000, a 50 basis point movement in the base rate or the LIBOR rate would approximate $580,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


       ITEM 1.  LEGAL PROCEEDINGS.
       ---------------------------

               The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products Company and certain former and present executive officers of U.S. Office Products Company as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U. S. Office Products. The parties have appealed various rulings of the District Court, and these appeals are pending in both the United States Court of Appeals for the Sixth Circuit and the United States Court of Appeals for the District of Columbia Circuit.

               The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products' plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of June 25, 2000, the approximate book value of these two subsidiaries was $12.7 million. The Company intends to vigorously defend against this lawsuit.

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

               In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the cases before it engage in mediation, and "administratively closed" the cases that had been consolidated until completion of the mediation process. Mediation sessions were held in December 1999 and January 2000, but were unsuccessful. The plaintiffs are now asking that the cases be reopened.

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


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
       ---------------------------------------------------------------

               At the Company's Annual Meeting of Stockholders, held on June 20, 2000, the Company's stockholders elected the following directors for a three-year term: Ned A. Minor and D. Craig Young. The directors were elected by the following number of votes:

                                   For                Withheld
                                   ---                --------

       Ned A. Minor            12,205,445              9,476
       D. Craig Young          12,205,445              9,476

               The remaining directors whose terms continue after the meeting date are Edward S. Adams and Vassilios Sirpolaidis.

               The Stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2000 by a vote of 12,201,553 for, 7,707 against, and 5,661 abstained.

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

         Date: August 8, 2000.


                                    NAVIGANT INTERNATIONAL, INC.
                                    a Delaware corporation

                                    By:   /s/  Robert C. Griffith
                                       ---------------------------
                                        Name :  Robert C. Griffith
                                        Title:  Chief Financial Officer and
                                                Treasurer (Principal Financial
                                                and Accounting Officer)