Form 10-Q
period 2000-09-24
NAVIGANT INTERNATIONAL INC
filed 2000-11-07
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 24, 2000


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________________ to ________________

               Commission file number 000-24387


                         NAVIGANT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                         52-2080967
------------------------------------                ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)



     84 INVERNESS CIRCLE EAST
       ENGLEWOOD, COLORADO                                         80112
-------------------------------------------------------------------------------
  (Address of principal executive                                (Zip Code)
          offices)


Registrant's telephone number:  (303) 706-0800
                                 -------------

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

     As of November 1, 2000, the Registrant had outstanding 13,132,000 shares of its common stock, par value $0.001 per share.

                              INDEX TO FORM 10-Q
                              ------------------

Part I.  FINANCIAL INFORMATION:

     Item 1.   Consolidated Financial Statements
               Consolidated Balance Sheets -
                 September 24, 2000 (Unaudited) and December 26, 1999............................  3

               Consolidated Statements of Income (Unaudited) -
                 Three and Nine Months Ended September 24, 2000 and September 26, 1999...........  4

               Consolidated Statements of Cash Flows (Unaudited) -
                 Nine Months Ended September 24, 2000 and September 26, 1999.....................  5

               Notes to Consolidated Financial Statements....................................  6 - 7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................  8 - 14

     Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risks.............................................................  14

Part II.  OTHER INFORMATION:

     Item 1.    Legal Proceedings..........................................................  15 - 16
     Item 2.    Changes in Securities...........................................................  16
     Item 3.    Defaults Upon Senior Securities.................................................  16
     Item 4.    Submission of Matters to a Vote of Security Holders.............................  16
     Item 5.    Other Information...............................................................  16
     Item 6.    Exhibits and Reports on Form 8-K...........................................  16 - 17

     SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                          September 24,      December 26,
                                                          -------------      ------------
                                                               2000              1999
                                                               ----              ----
                              ASSETS                      (Unaudited)

Current assets:
   Cash and cash equivalents...........................        $  5,558          $  2,003
   Restricted cash in NavigantVacations.com............          10,096            14,965
   Accounts receivable, less allowance for doubtful
    accounts of $794 and $424 respectively.............          53,628            42,278

   Prepaid expenses and other current assets...........           5,769             3,168
   Deferred income taxes...............................           1,956             1,551
   Income tax receivable...............................           1,516             2,368
                                                               --------          --------
       Total current assets............................          78,523            66,333

Property and equipment, net............................          26,121            22,282
Intangible assets, net.................................         227,563           193,387
Deferred income taxes..................................           1,200             1,160
Other assets...........................................           4,566             4,149
                                                               --------          --------
       Total assets....................................        $337,973          $287,311
                                                               ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term portion of long-term debt................        $ 12,222          $ 11,867
   Short-term portion of capital lease obligations.....             723               800
   Accounts payable....................................           3,952             4,880
   Accrued compensation................................           8,523             8,740
   Other accrued liabilities...........................          26,247            19,979
                                                               --------          --------
       Total current liabilities.......................          51,667            46,266

Long-term debt, net of short-term portion..............         131,024            93,844
Capital lease obligations..............................             194               708
Other long-term liabilities............................           7,393             6,410
                                                               --------          --------
       Total liabilities...............................         190,278           147,228
                                                               --------          --------

Minority interest in NavigantVacations.com.............          14,381            15,120
                                                               --------          --------

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares
    authorized; 13,132,000 issued (13,075,000 at
    December 26, 1999).................................              13                13
   Additional paid-in-capital..........................         115,043           114,044
   Treasury stock; 929,000 shares outstanding (460,000           (8,141)           (3,520)
    at December 26, 1999)..............................
   Accumulated other comprehensive income (loss).......            (966)              122
   Retained earnings...................................          27,365            14,304
                                                               --------          --------
       Total stockholders' equity......................         133,314           124,963
                                                               --------          --------
       Total liabilities and stockholders' equity......        $337,973          $287,311
                                                               ========          ========

          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)

                                        For the Three Months Ended           For the Nine Months Ended
                                     September 24,      September 26,      September 24,     September 26,
                                     -------------      -------------      -------------     -------------
                                          2000              1999                2000              1999
                                          ----              ----                ----              ----
                                      (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
Revenues...........................        $79,777          $55,682            $234,928         $168,320

Operating expenses.................         44,911           30,795             130,605           93,371
General and administrative expenses         22,057           14,539              64,034           43,087
Depreciation and amortization                2,962            2,434               8,970            7,434
 expense...........................
Non-recurring restructuring charge.                                               1,900
                                           -------          -------            --------         --------
     Operating income..............          9,847            7,914              29,419           24,428

Other (income) expenses:
  Interest expense.................          3,043            1,386               8,392            3,516
  Interest income..................           (186)             (14)               (598)             (28)
  Other............................            112               76                 273              270
                                           -------          -------            --------         --------
Income before provision for income           6,878            6,466              21,352           20,670
 taxes.............................
Provision for income taxes.........          2,868            2,773               8,910            8,881
                                           -------          -------            --------         --------
Income before minority interest....          4,010            3,693              12,442           11,789
Minority interest..................           (481)                                (619)
                                           -------          -------            --------         --------
Net income.........................          4,491            3,693              13,061           11,789

Other comprehensive income (loss):
Foreign currency translation                  (613)             124              (1,088)             222
 adjustment                                -------          -------            --------         --------
Comprehensive income                       $ 3,878          $ 3,817            $ 11,973         $ 12,011
                                           =======          =======            ========         ========

Weighted average number of common
 shares outstanding:
  Basic............................         12,173           12,860              12,309           12,896
  Diluted..........................         12,233           12,916              12,453           12,924

Net income per share:..............
  Basic............................          $0.37            $0.29               $1.06            $0.91
  Diluted..........................          $0.37            $0.29               $1.05            $0.91

          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                              For the Nine Months Ended
                                                      September 24, 2000     September 26, 1999
                                                      ------------------     ------------------
                                                          (Unaudited)            (Unaudited)
Cash flows from operating activities:
  Net income...............................                 $ 13,061                $ 11,789
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization expense...                    8,970                   7,434
   Minority interest.......................                     (739)
   Non-cash portion of restructuring charge                      213
   Changes in current assets and
    liabilities (net of assets acquired
    and liabilities assumed in
    combinations accounted for under the
    purchase method):
     Accounts receivable...................                   (3,323)                 (4,648)
     Prepaid expenses and other assets.....                     (669)                    311
     Accounts payable......................                   (1,641)                    436
     Accrued liabilities...................                      518                 (13,778)
     Other long-term liabilities...........                   (1,465)                  4,736
                                                            --------                --------
       Net cash provided by operating
        activities.........................                   14,925                   6,280
                                                            --------                --------
Cash flows from investing activities:
  Additions to property and equipment, net
   of disposals............................                   (6,978)                 (3,723)
  Proceeds from disposal of building.......                                            1,025
  Restricted cash equivalents in
   NavigantVacations.com, net..............                    4,869
  Cash paid in acquisitions and earn-outs
   consideration, net of cash received.....                  (36,819)                (17,857)
                                                            --------                --------
       Net cash used in investing
        activities.........................                  (38,928)                (20,555)
                                                            --------                --------

Cash flows from financing activities:
  Payments of long-term debt...............                   (4,266)                 (4,274)
  Proceeds from credit facility, net.......                   37,000                  26,631
  Repurchase of common stock...............                   (4,621)                 (1,194)
  Payment of debt issue costs..............                                           (2,725)
  Proceeds from exercise of stock options,
   net.....................................                      241
                                                            --------                --------

       Net cash provided by financing
        activities.........................                   28,354                  18,438
                                                            --------                --------
Effect of exchange rate changes on cash....                     (796)                    (92)
                                                            --------                --------

Net increase in cash and cash equivalents..                    3,555                   4,071
Cash and cash equivalents at beginning of
 period....................................                    2,003                     315
                                                            --------                --------
Cash and cash equivalents at end of period.                 $  5,558                $  4,386
                                                            ========                ========

Supplemental disclosures of cash flow
 information:
  Interest paid............................                 $  8,302                $  3,405
  Income taxes paid........................                 $  7,660                $ 10,578

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 24, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 24, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.


NOTE 3--BUSINESS COMBINATIONS

     From December 27, 1999 to September 24, 2000, the Company made six acquisitions. These six acquisitions were accounted for under the purchase method for an aggregate purchase price of $41,066 consisting of cash, net of cash acquired, of $34,734 and notes payable of $6,332. The total assets related to these six acquisitions were $49,418 including intangible assets of $36,069. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Additionally, additional purchase consideration aggregating $2,085 has been paid during the period December 27, 1999 to September 24, 2000 based on subsequent earnings or completion of financial audits of the acquired entity.

NOTE 4--NON-RECURRING RESTRUCTURING CHARGES

     The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, all five facilities have been closed or consolidated and 128 employee positions have been eliminated. Management believes that these measures will be substantially completed as of December 2000. The activity in the restructuring liability during the nine months ended September 24, 2000 is as follows:

                                               Employee Severance     Facility Closures
                                                       and                   and
                                               Termination Costs        Consolidation          Total
Original restructuring accrual.............          $ 1,584                 $ 316            $ 1,900
Payments...................................           (1,536)                 (103)            (1,639)
Non-cash usage.............................                                   (213)              (213)
                                                     -------                 -----            -------
Balance at September 24, 2000..............          $    48                 $   0            $    48
                                                     =======                 =====            =======

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

Introduction

     The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada, in Brazil and in the United Kingdom.

     The Company's consolidated financial statements include the results of operations for the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") and the ten companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies") from their respective dates of acquisition.

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

     The Company believes that its management contracts and service fee arrangements should minimize the financial impact of the above commission caps, as well as any future changes in the airline commission rates. The Company believes that substantially all of its total transactions are currently generated from clients under management contracts and service fee arrangements.

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

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 62.5% and 64.8% of total direct operating expenses in the three and nine months ended September 24, 2000, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 56.0% and 55.7% of total general and administrative expenses in the three and nine months ended September 24, 2000, respectively), occupancy costs and other costs.

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

     The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. To date, all five facilities have been closed or consolidated and approximately 128 employee positions have been eliminated. Management anticipates that these measures will be completed by December 2000.

Results of Operations

     The following table sets forth various items as a percentage of revenues for the three and nine months ended September 24, 2000 and September 26, 1999.

                                   For the Three Months Ended        For the Nine Months
                                  ----------------------------  -----------------------------
                                                                            Ended
                                                                            -----
                                  September 24,  September 26,  September 24,   September 26,
                                      2000           1999           2000            1999
                                      ----           ----           ----            ----
Revenues......................       100.0%         100.0%         100.0%          100.0%
Operating expenses............        56.3           55.3           55.6            55.5
General and administrative
 expenses.....................        27.7           26.1           27.3            25.6
Depreciation and amortization
 expense......................         3.7            4.4            3.8             4.4
Non-recurring restructuring
 charge.......................                                       0.8
                                     -----          -----          -----           -----
   Operating income...........        12.3           14.2           12.5            14.5
Interest expense, net.........         3.6            2.5            3.3             2.1
Other (income) expense........         0.1            0.1            0.1             0.1
                                     -----          -----          -----           -----
Income before provision for
 income taxes.................         8.6           11.6            9.1            12.3
Provision for income taxes....         3.6            5.0            3.8             5.3
                                     -----          -----          -----           -----
Income before minority
 interest.....................         5.0%           6.6%           5.3%            7.0%
                                     =====          =====          =====           =====

Revenues

     Consolidated revenues increased 43.3%, from $55.7 million for the three months ended September 26, 1999 to $79.8 million for the three months ended September 24, 2000. This increase was primarily due to the inclusion of the revenues from the 2000 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $20.7 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth of 6.2% and improved national contracts with certain of its vendors.

     Consolidated revenues increased 39.6%, from $168.3 million for the nine months ended September 26, 1999 to $234.9 million for the nine months ended September 24, 2000. This increase was primarily due to the inclusion of the revenues from the 2000 and 1999 Purchased Companies from their respective dates of acquisition, which added approximately $56.7 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth of 5.9% and improved national contracts with certain of its vendors.


Operating Expenses

     Operating expenses increased 45.8%, from $30.8 million, or 55.3% of revenues, for the three months ended September 26, 1999 to $44.9 million, or 56.3% of revenues, for the three months ended September 24, 2000. The increase in operating expense as a percentage of revenues was due primarily to the increased customer service demands during the current quarter associated with the United Airlines labor dispute and the poor weather partially offset by internal growth and the result of spreading certain fixed operating expenses over a larger revenue base during the quarter.

     Operating expenses increased 39.9%, from $93.4 million, or 55.5% of revenues, for the nine months ended September 26, 1999 to $130.6 million, or 55.6% of revenues, for the nine months ended September 24, 2000. The increase in operating expense as a percentage of revenues was due primarily to the increased customer service demands during the quarter associated with the United Airlines labor dispute and the poor weather offset by internal growth and the result of spreading certain fixed operating expenses over a larger revenue base during 2000.

General and Administrative Expenses

     General and administrative expenses increased 51.7%, from $14.5 million, or 26.1% of revenues, for the three months ended September 26, 1999 to $22.1 million, or 27.7% of revenues, for the three months ended September 24, 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of NavigantVacations.com adding approximately $1.0 million of additional general and overhead costs. Additionally, the 2000 Purchased Companies and the 1999 Purchased Companies acquired in the latter part of 1999 had a higher general and administrative expenses as a percentage of revenues than the Company due to the recency of these acquisitions and the general overlap of several of their administrative functions as the regions formalized their operating structure. The Company took the non-recurring restructuring charge to eliminate several of these positions throughout the balance of 2000.

     General and administrative expenses increased 48.5%, from $43.1 million, or 25.6% of revenues, for the nine months ended September 26, 1999 to $64.0 million, or 27.3% of revenues, for the nine months ended September 24, 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of NavigantVacations.com adding approximately $2.1 million of additional general and overhead costs. Additionally, the 2000 Purchased Companies and the 1999 Purchased Companies acquired in the latter part of 1999 had a higher general and administrative expenses as a percentage of revenues than the Company due to the recency of these acquisitions and the general overlap of several of their administrative functions as the regions formalized their operating structure. The Company took the non-recurring restructuring charge to eliminate several of these positions throughout the balance of 2000.


Depreciation and Amortization Expense

     Depreciation and amortization expense increased 21.7%, from $2.4 million, or 4.4% of revenues, for the three months ended September 26, 1999 to $3.0 million, or 3.7% of revenues, for the three months ended September 24, 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999.

     Depreciation and amortization expense increased 21.3%, from $7.4 million, or 4.4% of revenues, for the nine months ended September 26, 1999 to $9.0 million, or 3.8% of revenues, for the nine months ended September 24, 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999.


Non-recurring Restructuring Charge

     As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company's recording an aggregate restructuring charge of $1.9 million in February and March 2000. The Company did not incur any restructuring charges in the three and nine months ended September 26, 1999.

Interest Expense, Net

     Interest expense, net, increased from $1.4 million or 2.5% of revenues, for the three months ended September 26, 1999 to $2.9 million, or 3.6% of revenues, for the three months ended September 24, 2000. The increase was attributable to financing the acquisitions of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended September 24, 2000 increased to $136.2 million compared to $78.1 million for the three months ended September 26, 1999 resulting in approximately $1.0 million in additional interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $600,000 additional interest expense as the Company's average interest rate increased from 7.1% for the three months ended September 26, 1999 to 8.9% for the three months ended September 24, 2000.

     Interest expense, net, increased from $3.5 million or 2.1% of revenues, for the nine months ended September 26, 1999 to $7.8 million, or 3.3% of revenues, for the nine months ended September 24, 2000. The increase was attributable to financing the acquisitions of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the nine months ended September 24, 2000 increased to $125.6 million compared to $68.0 million for the nine months ended September 26, 1999 resulting in approximately $3.0 million in interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases resulted in $1.9 million of additional interest expense as the Company's average interest rate increased from 6.9% for the nine months ended September 26, 1999 to 8.9% for the nine months ended September 24, 2000. The increase in interest expense was partially offset by an increase in interest income of $600,000 attributable to the investment of restricted cash for NavigantVacations.com.


Provision for Income Taxes

     Provision for income taxes increased from $2.8 million for the three months ended September 26, 1999 to $2.9 million for the three months ended September 24, 2000, reflecting effective income tax rates of 42.9% and 41.7%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rate in the three months ended September 24, 2000 was slightly lower than the effective rate in the three months ended September 26, 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 1999 and early 2000 that caused the level of deductible goodwill to non-deductible goodwill to be more favorable and a higher level of pre-tax income in the three months ended September 24, 2000.

     Provision for income taxes remained constant at $8.9 million for the nine months ended September 26, 1999 and for the nine months ended September 24, 2000, reflecting effective income tax rates of 43.0% and 41.7%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rate in the nine months ended September 24, 2000 was slightly lower than the effective rate in the nine months ended September 26, 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 1999 and 2000 that caused the level of deductible goodwill to non-deductible goodwill to be more favorable and a higher level of pre-tax income in the nine months ended September 24, 2000.


Liquidity and Capital Resources

     At September 24, 2000, the Company had cash of $5.6 million, excluding restricted cash in NavigantVacations.com, working capital of $28.1 million ($18.0 million excluding restricted cash in NavigantVacations.com), borrowings of $127.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $17.2 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $23.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at September 24, 2000 was approximately $277.1 million.

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

     During the nine months ended September 24, 2000, net cash provided by operating activities was $14.9 million. Net cash used in investing activities was $38.9 million, including $7.0 million for additions to property and equipment, such as computer equipment and office furniture, and $36.8 million for the acquisition of the 2000 Purchased Companies. Net cash provided by financing activities was $28.4 million, consisting of $4.3 million for repayments by the Company of long-term indebtedness and $4.6 million for the repurchase of common stock offset by net increases of $37.0 million in the Company's credit facility primarily to finance the 2000 Purchased Companies.

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

     On August 31, 2000, the Company signed an amendment to the Credit Facility, increasing the revolving credit facility to $150.0 million with the same terms and conditions.

     The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flows from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.


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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This accounting bulletin will become effective in the fourth quarter of 2000, and provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that adopting SAB 101 will not have a material effect on the Company's financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 26, 1999. Based upon the Company's average borrowings under the Credit Facility for the nine months ended September 24, 2000, a 50 basis point movement in the base rate or the LIBOR rate would approximate $545,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------

          The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products Company and certain former and present executive officers of U.S. Office Products Company as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U. S. Office Products. The parties have appealed various rulings of the District Court, and an appeal is pending in the United States Court of Appeals for the Sixth Circuit.

          The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about among other things, U.S. Office Products' plans to engage in a restructuring which would include a spin-off of its travel business to its existing shareholders (the "Travel Distribution"). The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of September 24, 2000, the approximate book value of these two subsidiaries was $12.8 million. The Company intends to vigorously defend against this lawsuit.

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

          In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the cases before it engage in mediation, and "administratively closed" the cases that had been consolidated until completion of the mediation process. Mediation sessions were held in December 1999 and January 2000, but were unsuccessful. The plaintiffs have asked that the cases be reopened.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

          10.1 Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.

          10.2 Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.

          10.3 Second Amendment to the Credit Agreement dated as of August 31, 2000

          27.1  Financial Data Schedules

   (b)   Reports on Form 8-K

          Not applicable.


SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: November 7, 2000.


                                NAVIGANT INTERNATIONAL, INC.
                                a Delaware corporation


                                By:     /s/  Robert C. Griffith
                                   ----------------------------
                                    Name:   Robert C. Griffith
                                    Title:  Chief Financial Officer and
                                            Treasurer (Principal Financial and
                                            Accounting Officer )