Form 10-K
period 2000-12-31
NAVIGANT INTERNATIONAL INC
filed 2001-03-29
CIK 1055455

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

Title
 of
each
class  Name of each exchange on which registered
-----  -----------------------------------------
None.                    None.

          Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.001 par                                (Title of Class)
           value per share


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's voting stock held as of February 28, 2001 by non-affiliates of the Registrant was $121,437,236. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 11,565,451 shares of voting stock are held by non-affiliates. As of February 28, 2001, the Registrant had 13,177,000 shares of its common stock and 1,194,000 of its treasury stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Annual Report on Form 10-K ("Annual Report") of Navigant International, Inc. ("Navigant," or the "Company"), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Items 1. and 2., "Business and Properties," Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company's business and growth strategies, the Company's use of technology, the Company's distribution of services, the continued use of travel management companies by corporate clients, the use of co-branding involving the Company's subsidiaries, the Company's payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost-reduction measures, and fluctuations in the Company's quarterly results of operations.

   Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest method to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                          NAVIGANT INTERNATIONAL, INC.

                                ANNUAL REPORT ON

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

General

   Navigant is one of the largest providers of corporate travel management services in the United States based on airline ticket sales. Navigant differentiates itself from its larger competitors by primarily focusing on middle market clients, which Navigant defines as businesses with between $500,000 and $20 million in annual travel spend, although a few of our clients spend upwards of $40 million. With locations throughout the United States, in Canada, in the United Kingdom and in Brazil, Navigant manages all aspects of its clients' travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. Navigant believes that by providing high quality service and by entering into management contracts, which may have terms of up to five years, Navigant is able to retain a significant proportion of its clients from year to year. Navigant also provides specific group, leisure and special event management travel services, largely to its corporate clients. On December 31, 2000, Navigant had approximately 140 regional and branch offices and approximately 500 on-site locations.

   With its technology and experienced personnel, Navigant creates, implements and manages corporate travel policies, helping its clients reduce travel costs. Navigant provides its clients with extensive data about individual, departmental and company travel activity and patterns to help identify potential cost savings. Navigant also provides comprehensive accounting systems that track and reconcile travel expenses, process and classify billing information and provide management reports, all of which can be tailored to meet a client's particular needs.

   Navigant's proprietary AQUA(TM) quality control software products are the industry leaders. AQUA's FareBuster(TM) cost avoidance system checks each travel record for a lower airline fare or hotel rate and continuously checks wait-list flight inventories for discount fares that become available prior to travel. AQUA's Trip Auditor(TM) system repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent flier upgrade opportunities.

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

   Navigant's Internet subsidiary, FireVine, LLC ("FireVine"), (formerly known as "NavigantVacations.com") expects to leverage the existing client and customer base of Navigant to create an expanded leisure travel revenue source. Through agreements with Navigant's clients using private label and co-branding arrangements, FireVine plans to reach both employees of clients and customers of clients. The Company believes its CruiseCenter.com website provides exceptional value to customers, and the Company plans to augment the site with additional technology to further meet the demands of leisure travel customers for exceptional value and service.

   As of December 31, 2000, Navigant believes that at least 95% of its total transactions are generated from clients under management contracts or service fee arrangements. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically is entitled to receive a pre-negotiated management fee and to be reimbursed for its direct operating expenses and indirect overhead costs.

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

   In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products' Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products' ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographical scale and client-base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of Navigant's common stock to the stockholders of U.S. Office Products (the "Travel Distribution"). Additionally, Navigant completed an initial public offering of 2,000,000 shares of Navigant common stock simultaneously with the Travel Distribution (the "Stock Offering"). The Travel Distribution was part of a restructuring plan (the "Strategic Restructuring"), in which U.S. Office Products spun-off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, Navigant acquired seven more regional corporate travel management companies in 1998, nine regional corporate travel management companies and an incentive and meeting company in 1999, and six more regional corporate travel management companies in 2000. As of December 31, 2000, Navigant owned the following regional corporate travel management companies:

Name                                           Headquarters        Date Founded
----                                           ------------        ------------
Akra Travel (1)                          Jacksonville, Florida         1985
Arrington Travel Center, d/b/a Navigant  Chicago, Illinois
 International/
 North Central (9)                                                     1969
Associated Travel, d/b/a Navigant        Santa Ana, California
 International/Southwest (6) (9)                                       1961
Atlas Travel, d/b/a Navigant             Houston, Texas
 International/South Central (2) (3)
 (12)                                                                  1958
Atlas Travel (4)                         Vancouver, British
                                         Columbia                      1961
Belle Meade Travel, Inc. (5)             Nashville, Tennessee          1991
Bowers Worldwide Travel (6) (9)          Phoenix, Arizona              1978
Chartrek International (7)               Norwalk, Connecticut          1978
Cornerstone Enterprises, d/b/a           Marlboro, Massachusetts
 Cornerstone, A Navigant International
 Company                                                               1983
Couch/Mollica Travel (8)                 Pittsburgh, Pennsylvania      1984
Dawson's Travel, Inc., d/b/a Navigant    Santa Clara, California
 International/Silicon Valley                                          1978
Dollinger Travel, d/b/a Navigant         Rochester, New York
 International/Western New York                                        1986
Evans Travel Group, d/b/a Navigant       New Orleans, Louisiana
 International/Louisiana                                               1986
First Travelcorp, d/b/a Navigant         Raleigh, North Carolina
 International/Southeast (1) (5)                                       1991
Forbes Travel Service, d/b/a Navigant    Pittsburgh, Pennsylvania
 International/Pittsburgh (8)                                          1972
Getz International Travel (9)            San Francisco, California     1985
GTS Global Travel Solutions, d/b/a GTS   Toronto, Ontario
 Navigant                                                              1995
Jarvis Travel (4)                        Calgary, Alberta              1971

Name                                             Headquarters      Date Founded
----                                             ------------      ------------
K.R. International Travel, d/b/a Navigant   Rio de Janeiro, Brazil
 International/Brazil
Lovejoy-Tiffany & Associates, Inc., d/b/a   Ann Arbor, Michigan        1973
 Navigant International/ Southeastern
 Michigan
McGregor Travel Management, d/b/a Navigant  Stamford, Connecticut      1977
 International/
 Northeast (7) (10)
M.D. Travel Management, d/b/a Navigant      London, England            1988
 International/United Kingdom
Moran Travel Bureau, d/b/a Navigant         Boston, Massachusetts      1988
 International/Boston (11)
Mutual Travel, d/b/a Navigant               Seattle, Washington        1984
 International/Northwest
Oaks Travel (3)                             Houston, Texas             1983
                                            Cambridge,                 1979
Omni Travel (11)                            Massachusetts
Professional Travel, d/b/a Navigant         Denver, Colorado           1983
 International/Rocky Mountain
S.B. Wood Investments (12)                  Houston, Texas             1967
Simmons Associates, d/b/a Navigant          Alexandria, Virginia       1975
 International/District of Columbia
Travel Consultants, d/b/a Navigant          Grand Rapids, Michigan     1972
 International/Grand Rapids
TravelCorp, d/b/a Navigant                  Minneapolis, Minnesota     1974
 International/Twin Cites
World Express Travel, d/b/a Navigant        Anchorage, Alaska          1987
International/Alaska
1377665 Ontario Inc. (4)                    Toronto, Ontario           1999

--------
(1)  On December 31, 2000, Akra Travel was merged into First Travelcorp Inc.
(2) On December 28, 1998, Travel Arrangements, Inc. and St. Pierre Enterprises, Inc., which had been doing business as "Supertravel," and Atlas Travel Services, LLC, were all restructured into a common entity, Atlas Travel Services, L.P.
(3) On February 22, 2000, Oaks Travel Corp. was merged into Atlas Travel Services, L.P.
(4) On December 31, 2000, Atlas Travel Services, Jarvis Travel and 1377665 Ontario Inc. were amalgamated into Navigant International/Canada Inc.
(5)  On August 31, 2000, Belle Meade Travel merged into First Travelcorp Inc.
(6) On December 31, 2000, Bowers Worldwide Travel was merged into Associated Travel Services.
(7) On December 29, 1999, Chartrek International, Inc., was merged into McGregor Travel Management, Inc.
(8) On December 31, 2000, Couch/Mollica Travel was merged into Forbes Travel Service, Inc.
(9) On April 13, April 27, and June 19, 2000, the assets of Getz International Travel were distributed to Bowers Travel, Arrington Travel Center and Associated Travel Services, respectively.
(10) On September 10, 1999, Wareheim Travel Services, Inc. (which had been doing business as "Travel Guide") was merged into McGregor Travel Management, Inc.
(11)  On May 31, 2000, Omni Travel was merger into Moran Travel Bureau. Inc.
(12) On April 17, 2000, S.B. Wood Investments (which had been doing business as All Seasons Travel) merged into Atlas Travel Services, L.P.

   Beginning January 1, 2000, all Navigant companies began doing business as Navigant International with the individual identifiers shown in the table above.

Travel Services Industry

   Navigant believes the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector, and the managed corporate sector. Navigant competes in the managed corporate sector, which Navigant believes is made up of approximately 300 travel management companies. According to the Travel Industry Association of America and the United States Department of Commerce, Americans spent a total of $446 billion on domestic travel in 1999, of which Navigant believes a significant portion was for business travel.

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

   Travel is among the largest controllable expense for most companies. Businesses hire corporate travel management companies to reduce these expenses, and to manage the travel process. Corporate travel management companies can cut travel expenses for their clients in many ways, including creating travel policies that take advantage of savings opportunities inherent in complex airline pricing structures, collecting data for greater leverage with suppliers, negotiating favorable pricing directly with travel suppliers for the benefit of a particular client, and passing on cost savings and price reductions negotiated for the benefit of all clients.

   The corporate travel management industry has changed significantly since 1995. Some of the major changes are:

  .  Conversion to management contracts and service fee arrangements;

  .  Reduction in commission rates from airlines;

  .  Increasing industry reliance on technology; and

  .  Expansion of services offered to clients.

   Navigant believes that a successful response to these changes requires significant technological and financial resources, and that larger corporate travel management companies therefore may have a competitive advantage. Accordingly, Navigant believes the business travel management industry is undergoing a period of consolidation and that significant growth opportunity exists. Navigant believes that large companies providing integrated systems from purchasing to data collection will eventually dominate the industry.

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

Business Strategy

   Navigant's mission is to provide progressive travel management services delivered globally by its unified team of locally based professionals who are committed to exceeding the expectations of shareholders, clients, and fellow associates (Navigant refers to its employees as "associates").

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

   Use the Internet to attract new clients and increase efficiency. The Internet provides a multi-faceted opportunity for Navigant, which can be exploited both in its existing corporate business and in its growing leisure travel operations. On the corporate side, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving its clients electronically, whether over the Internet or through corporate Intranets, Navigant can reduce transaction costs. In addition, both the Internet and client Intranets should allow FireVine to more effectively market leisure travel service to employees of Navigant's existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives. Further, by leveraging its technology platforms and its consolidated purchasing power with Navigant, FireVine should be able to provide a leisure travel sales operation with low costs and improved margins.

   Leverage Navigant's size to decrease costs and increase revenues. As one of the largest corporate travel management companies, Navigant negotiates favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected computer reservation system vendors, hotel commission clearinghouses, rental car companies and airlines. Some of these agreements provide payments to Navigant of up-front incentives, as well as annual payments or costs savings that management believes are significantly higher than amounts that would have been offered to any of its individual subsidiary companies. In addition, Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunication, advertising, insurance, overnight delivery, employee benefits, office supplies and printing. Navigant believes that it will achieve economies of scale through the integration of its back-office operations, technology development and information and management systems at its current operations, while freeing local management to focus on growth and customer service. For instance, Navigant has approximately 90% of its transactions being processed on a single, company-wide information technology platform to service its accounting and reporting requirements. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative facilities and administrative functions, such as ARC processing, 24-hour toll-free number services, as well as research and development. In addition, Navigant is consolidating regional locations and eliminating unnecessary facilities.

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

   As a growing part of its business, Navigant has created an incentive, corporate meeting and special-event subsidiary called Cornerstone. Cornerstone is comprised of some existing meetings and incentive operations within Navigant's various subsidiaries, and Cornerstone Enterprises, and it provides innovation and expertise in the areas of incentive programs, meetings and special events. Cornerstone operates out of regional offices throughout the United States and the United Kingdom. Services provided by Cornerstone include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management.

   In addition to corporate travel management, Navigant provides leisure travel services to both individuals and groups as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate client base. Navigant expects that FireVine will utilize Navigant's existing resources to increase revenues and operating profits from leisure travel sales.

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

   Navigant has developed a fully-automated quality assurance program, AQUA(TM), which features both a quality auditing system and a computerized cost avoidance system. AQUA's Trip Auditor(TM) system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent-flier upgrade opportunities. AQUA's FareBuster(TM) cost avoidance system is a computerized cost avoidance program which checks each record for a lower airline fare or hotel rate and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA(TM) also advises travel managers of travelers who are not taking advantage of the lowest fare. Currently, Navigant has the AQUA(TM) system installed to process approximately 80% of its transactions, and plans to continue conversions of newly acquired companies during 2001. Approximately 70% of the top ten travel management companies in the United States license portions of the AQUA(TM) system.

   During 1999, Navigant embarked upon a concerted accounting and client reporting standardization program. This resulted in converting accounting systems to a single system and reporting systems to a standard system. Conversions are ongoing, but approximately 90% of all travel transactions processed by Navigant are now processed on its consolidated system.

   The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant serves its corporate clients through its consolidated Web site, navigant.com and its suite of Internet products and services, BusinessFLYR(TM) and ReportFLYR(TM). BusinessFLYR(TM) allows Navigant's corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client's requirements. Through ReportFLYR(TM), the corporate client can view trip information sorted at every level of corporate organization, from individual travel to department, division or entire company. ReportFLYR(TM) allows corporate travel managers and other executives the ability to view their company's travel activities and real-time data 24 hours a day using a password protected system.

   Through its existing Internet subsidiaries, FireVine and CruiseCenter.com, and client Intranet presence, Navigant is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients, members of affinity group clients and to provide reservation and ticketing, as well as its quality control and cost reduction services, to other leisure consumers.

 Distribution of Services

   Navigant provides corporate travel management services to its clients through several channels, including on-site offices, regional travel management offices and on-site satellite ticket printers ("STPs").

   At December 31, 2000, Navigant had approximately 500 on-site offices on client premises, where it provides customized trip planning, reservation and ticketing services to the employees of corporate clients. On-site operations are typically desirable for clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the client's travel manager to meet the client's travel needs, including the need for customized corporate travel information and negotiations with travel suppliers frequently used by the customer.

   As of December 31, 2000, Navigant had approximately 140 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

   As of December 31, 2000, Navigant also operated approximately 500 STPs at client locations across the country. Navigant uses these printers to distribute tickets instantly to clients' field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. Navigant believes that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

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

Marketing and Sales

   Navigant's marketing continually targets both new and existing customers. Navigant's sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers, or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through "requests for proposals." Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant has approximately 125 associates in its sales and marketing departments.

Competition

   The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of its competitors are larger and have greater brand-name recognition and financial resources than Navigant does. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers, that give them access to favorable availability of products (including airplane seats and hotels room). Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

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

Management Information Systems

   Navigant uses networked management information systems for financial management, reporting, and communication. These systems provide management with current financial information from all Navigant offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. Navigant employs technicians to administer, install, and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its customers. Navigant began implementing a single, Company-wide information technology platform to service its accounting and reporting requirements in 1998, and approximately 90% of the Company's transactions are currently being transacted on the new system. The Company expects the remaining transactions, except for additional acquisitions, to be on the new system by the end of its 2001 fiscal year.

Employees

   As of December 31, 2000, Navigant had approximately 4,000 full-time associates, none of whom is subject to collective bargaining agreements. The Company believes that it enjoys good relations with its associates.

Properties

   As of December 31, 2000, Navigant operated at 140 travel agency facilities, 2 of which are owned and 138 of which are leased. The following are the Company's primary properties:

                                         Approximate
                                           Square    Owned/
 Region             Location               Footage   Leased Expiration
 ------             ------------------   ----------- ------ -------------------
                    Vancouver, British
 Canada             Columbia                6,684    Leased August 31, 2001
 Canada             Calgary, Alberta       10,277    Leased October 31, 2001
                    Mississauga,
 Canada             Ontario                17,256    Leased June 30, 2004
 Canada             Toronto, Ontario        2,446    Leased August 14, 2005
 North Central      Chicago, Illinois      28,253    Leased July 21, 2001(1)
 North Central      Edina, Minnesota       12,624    Leased May 31, 2003
                    Ann Arbor,
 North Central      Michigan               12,600    Leased July 31, 2004
                    Grand Rapids,
 North Central      Michigan                4,700    Leased July 31, 2003
                    Grand Rapids,
 North Central      Michigan               29,142    Owned  N/A
                    Stamford,
 Northeast          Connecticut            10,000    Leased May 18, 2004
                    Marlboro,
 Northeast          Massachusetts           7,661    Leased September 1, 2004
                    Pittsburgh,
 Northeast          Pennsylvania            3,276    Leased June 24, 2002
                    Pittsburgh,
 Northeast          Pennsylvania            4,245    Leased June 29, 2002
                    Rochester, New
 Northeast          York                    4,674    Leased July 31, 2004
                    Boston,
 Northeast          Massachusetts          16,247    Leased February 28, 2005
                    Seattle,
 Northwest          Washington             18,538    Leased August 31, 2001
 Northwest          Anchorage, Alaska       8,726    Leased August 31, 1999
                    Englewood,
 Rocky Mountain     Colorado               29,420    Leased August 30, 2005
                    New Orleans,
 South Central      Louisiana               7,590    Leased September 30, 2003
 South Central      Houston, Texas         26,723    Leased April 30, 2001(2)
 South Central      Houston, Texas         13,617    Leased September, 30, 2002
                    Raleigh, North
 Southeast          Carolina               12,002    Leased March 31, 2001
                    Jacksonville,
 Southeast          Florida                 4,849    Leased June 30, 2006
 Southwest          Phoenix, Arizona       14,615    Leased September 30, 2004
                    Santa Ana,
 Southwest          California             25,439    Leased November 15, 2003
 United Kingdom     London, England         4,110    Leased December 26, 2001
                    Englewood,
 World Headquarters Colorado               49,900    Owned  N/A

--------
(1) On October 26, 2000, Arrington Travel, d/b/a Navigant International/North Central entered into a lease with a commencement date of July 22, 2001 for 20,164 square feet. This lease expires on July 31, 2006.

(2) On January 12, 2001, Atlas Travel, d/b/a Navigant International/South Central entered into a lease with a commencement date of May 1, 2001 for 46,380 square feet. This lease expires on April 30, 2011.

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

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about, among other things, U.S. Office Products' plans to engage in the strategic restructuring, which included a spin-off of its travel business to its existing shareholders. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 31, 2000, the approximate book value of these two subsidiaries was $13.1 million. The Company has been, and intends to continue vigorously defending against this lawsuit.

   Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named Jonathan Ledecky (a former director of Navigant), U.S. Office Products, and, in some cases, Sands Brothers & Co. Ltd. as defendants. Navigant has not been named as a defendant in any of these actions. The actions claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with U.S. Office Products' Strategic Restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to U.S. Office Products' acquisition of Mail Boxes Etcetera. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. The plaintiffs in these cases filed a single consolidated amended complaint on July 29, 1999, naming only U.S. Office Products and Mr. Ledecky as defendants. An additional action making factual allegations essentially the same as those in the consolidated amended complaint was filed in the United States District Court for the District of Columbia on January 3, 2000.

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

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and in 1999 and early 2000 all of these cases were transferred and consolidated for practical purposes with the purported class action pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty.

   In October 1999, the United States District Court for the District of Columbia ordered that all parties engage in mediation, and "administratively closed" the cases. When mediation efforts were unsuccessful, the Court re-opened the cases in November of 2000. The Court set a briefing schedule for motions to dismiss in some of the consolidated cases. This order did not include the one case to which the Company is a party.

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

   In connection with the Travel Distribution, the Company agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in all the lawsuits described in this section. If U.S. Office Products were entitled to indemnification under this agreement, the Company's indemnification obligation, however, likely would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

   On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Consequently, all of the above actions are currently stayed against U.S. Office Products. The plaintiffs in each action, however, may pursue their claims against all remaining defendants, including the Company.

   Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

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

                                                                    High   Low
                                                                   ------ -----
2000
----
First Quarter (December 27, 1999 through March 26, 2000).......... $11.75 $8.75
Second Quarter (March 27, 2000 through June 25, 2000)............. $ 9.50 $8.50
Third Quarter (June 26, 2000 through September 24, 2000).......... $11.75 $9.06
Fourth Quarter (September 25, 2000 through December 31, 2000)..... $10.50 $8.00

1999
----
First Quarter (December 28, 1998 through March 28, 1999).......... $ 8.31 $5.00
Second Quarter (March 29, 1999 through June 27, 1999)............. $ 8.81 $4.81
Third Quarter (June 28, 1999 through September 26, 1999).......... $ 9.13 $7.38
Fourth Quarter (September 27, 1999 through December 26, 1999)..... $12.00 $6.31

1998
----
Second Quarter (June 9, 1998 (1) through June 27, 1998)........... $ 8.63 $6.25
Third Quarter (June 28, 1998 through September 26, 1998).......... $ 8.75 $5.38
Fourth Quarter (September 27, 1998 through December 27, 1998)..... $ 7.13 $4.00

--------
(1)  Prior to June 9, 1998, Navigant was a division of U.S. Office Products.

Holders

   At March 12, 2001, the last reported sales price of the Common Stock was $10.94 per share, and the number of holders of record of the Common Stock was approximately 3,173.

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

Sales of Unregistered Securities

   During the fiscal year ended December 31, 2000, there were no sales by the Company of unregistered securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

   The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 31, December 26, December 27, December 28, December 29,
                              2000         1999         1998         1997         1996
                          ------------ ------------ ------------ ------------ ------------
                                       (In thousands, except per share data)
Statement of Income Data
 (1):
Revenues................    $315,029     $229,161     $171,368     $ 90,917     $54,749
Operating expenses......     176,359      128,971       99,734       52,517      29,060
General and
 administrative
 expenses...............      88,635       61,320       47,988       27,377      19,707
Depreciation and
 amortization expense...      12,433        9,752        7,167        3,090       1,386
Non-recurring and
 restructuring charges
 (2)....................       1,900                     8,236        1,156
                            --------     --------     --------     --------     -------
Operating income........      35,702       29,118        8,243        6,777       4,596
Interest expense........      13,070        5,929        2,070          685         540
Interest income.........        (673)        (199)        (227)        (400)       (452)
Other, net..............          27           15          (30)         (29)         60
                            --------     --------     --------     --------     -------
Income before provision
 for income taxes.......      23,278       23,373        6,430        6,521       4,448
Provision for income
 taxes..................       9,918       10,217        3,987        2,975         709
                            --------     --------     --------     --------     -------
Income before minority
 interest...............      13,360       13,156        2,443        3,546       3,739
Minority interest.......        (869)         120
                            --------     --------     --------     --------     -------
Net income..............    $ 14,229     $ 13,036     $  2,443     $  3,546     $ 3,739
                            ========     ========     ========     ========     =======
Net income per share:
  Basic.................    $   1.16     $   1.02     $   0.19     $   0.33     $  0.45
  Diluted...............    $   1.15     $   1.01     $   0.18     $   0.32     $  0.44
Weighted average number
 of common shares
 outstanding:
  Basic.................      12,262       12,841       13,156       10,858       8,250
  Diluted...............      12,385       12,868       13,250       11,078       8,425

                          December 31, December 26, December 27, December 28, December 29,
                              2000         1999         1998         1997         1996
                          ------------ ------------ ------------ ------------ ------------
                                                                              (unaudited)
                                                   (In thousands)
Balance Sheet Data (1):
Working capital.........    $ 22,956     $ 20,067     $  1,208     $ 12,379     $ 5,828
Total assets............     331,311      287,311      206,848      137,861      25,967
Total debt..............     140,859      107,219       62,463       16,806       5,655
Stockholders' equity....     132,487      124,963      114,125       99,644      13,569

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 31, December 26, December 27, December 28, December 29,
                              2000         1999         1998         1997         1996
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
Other Data (1):
EBITDA (3)..............    $ 48,135     $ 38,870     $ 15,410     $  9,867     $ 5,982
Cash flow--operating
 activities.............      20,867        9,988       10,078        6,527       5,814
Cash flow--investing
 activities.............     (40,196)     (47,175)     (65,381)      (2,588)     (1,796)
Cash flow--financing
 activities.............      21,347       38,961       49,341       (7,733)       (350)
Increase (decrease) in
 cash...................       1,097        1,688       (5,733)      (3,837)      3,668
Capital expenditures....      10,539        5,234        4,313        1,424       1,796

--------
(1) The historical financial information of the businesses that were acquired in business combinations accounted for under the pooling-of-interests method during the period from January through April 1997 have been combined on a historical basis in accordance with accounting principles generally accepted in the United States ("GAAP") to present this financial data as if these pooled businesses had always been members of the same operating group. The financial information of the businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2) For a discussion of non-recurring and restructuring charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

   The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada, in the United Kingdom and in Brazil.

   The Company's consolidated financial statements treat the eight companies acquired in business combinations in 1998 accounted for under the purchase method (the "1998 Purchased Companies"), the ten companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies") and the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased companies") from their respective dates of acquisition.

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

   In response to the reduction in airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with a significant number of its clients. Although the terms of the Company's management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company charges between $20 and $40 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

   The Company believes that its management contracts and service fee arrangements should minimize the financial impact of the above noted commission caps, as well as any future changes in the airline commission rates. The Company believes that at least 95% of its total transactions are currently generated from clients under management contracts and service fee arrangements and expects this percentage to increase to 98% to 100% during 2001 as contracts are renegotiated.

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

 Expenses

   The Company's direct operating expenses include principally labor (which comprised approximately 69.8%, 76.3% and 70.7% of total direct operating expenses in 2000, 1999 and 1998, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

   The Company's general and administrative expenses include principally labor (which comprised approximately 49.5%, 50.4% and 52.1% of total general and administrative expenses in 2000, 1999 and 1998, respectively), occupancy and other costs.

 1998 Non-Recurring and Restructuring Charges

   During 1998, the Company incurred the following non-recurring and restructuring charges (in thousands):

                                                         Cash  Non-cash Total
                                                        ------ -------- ------
Prior to or in conjunction with the Distribution:
Impaired Goodwill--March 1998..........................         $  613  $  613
Operation consolidation................................ $  365     333     698
Allocated charges associated with the Distribution.....  1,073   2,677   3,750

Subsequent to the Distribution:
Operational consolidation and elimination of redundant
 facilities............................................  2,602     573   3,175
                                                        ------  ------  ------
  Total non-recurring and restructuring charges........ $4,040  $4,196  $8,236
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

   As part of the Company's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company recording a restructuring charge of $3.18 million in November and December 1998. The 1998 charge included the closure of 20 facilities, the sale of one building and the severance associated with the termination of 127 employees. Through December 1999, 18 facilities were closed or consolidated and 142 employees were terminated. The following table summarizes non-recurring charges associated with the 1998 cost reduction plan and sets forth their usage for the periods indicated (in thousands):

                                             Employee
                                             Severance     Facility
                                                and        Closures
                                            Termination      and
                                               Costs    Consolidations  Total
                                            ----------- -------------- -------
1998 Charge................................   $1,172       $ 2,003     $ 3,175
Payments...................................     (513)         (472)       (985)
Non-cash usage.............................                   (573)       (573)
                                              ------       -------     -------
Balance at December 27, 1998...............      659           958       1,617
Payments...................................     (905)       (1,004)     (1,909)
Additional expense recorded during 1999....      246            46         292
                                              ------       -------     -------
Balance at December 26, 1999...............   $    0       $     0     $     0
                                              ======       =======     =======

 2000 Restructuring Charges

   The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, five facilities have been closed or consolidated and 130 employee positions have been eliminated. The activity in the restructuring liability during 2000 is as follows (in thousands):

                                              Employee
                                              Severance     Facility
                                                 and        Closures
                                             Termination      and
                                                Costs    Consolidations  Total
                                             ----------- -------------- -------
2000 restructuring charge...................   $ 1,584       $ 316       $1,900
Payments....................................    (1,584)       (103)      (1,687)
Non-cash usage..............................                  (213)        (213)
                                               -------       -----      -------
Balance at December 31, 2000................   $     0       $   0      $     0
                                               =======       =====      =======

   The following discussion should be read in conjunction with Navigant's consolidated financial statements and related notes thereto appearing elsewhere in the Annual Report.

Results of Operations

   The following table sets forth various items as a percentage of revenues for 2000, 1999 and 1998:

                                               For the Fiscal Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Revenues...............................     100.0%       100.0%       100.0%
Operating expenses.....................      56.0         56.3         58.2
General and administrative expenses....      28.1         26.8         28.0
Depreciation and amortization expense..       4.0          4.2          4.2
Non-recurring and restructuring costs..       0.6                       4.8
                                            -----        -----        -----
Operating income.......................      11.3         12.7          4.8
Interest expense, net..................       3.9          2.5          1.1
Other (income) expense.................       0.0          0.0          0.0
                                            -----        -----        -----
Income before provision for income
 taxes.................................       7.4         10.2          3.7
Provision for income taxes.............       3.2          4.5          2.3
                                            -----        -----        -----
Income before minority interest........       4.2%         5.7%         1.4%
                                            =====        =====        =====

Consolidated Results of Operations

 Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 26, 1999

   Consolidated revenues increased 37.5%, from $229.2 million for 1999 to $315.0 million for 2000. This increase was primarily due to the inclusion of the revenues from the 1999 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $63.1 million in consolidated revenues. Additionally, the Company has increased revenues in 2000 through internal growth and improved national contracts with certain of its vendors.

   Operating expenses increased 36.7%, from $129.0 million, or 56.3% of revenues, for 1999 to $176.4 million, or 56.0% of revenues, for 2000. The decrease in operating expense as a percentage of revenues was due primarily to the spreading of certain fixed operating expenses over a larger revenue base and an increase in revenue from certain vendors, due to the Company's negotiation of improved national contracts with these vendors.

   General and administrative expenses increased 44.5%, from $61.3 million, or 26.8% of revenues, for 1999 to $88.6 million, or 28.1% of revenues, for 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of FireVine adding approximately $3.4 million of additional general and overhead costs. Excluding the start-up costs associated with FireVine, the general and administrative expense for Navigant for 2000 was 27.0% which approximates the 1999 general and administrative expense.

   As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording an aggregate restructuring charge of $1.9 million in February and March 2000. The Company did not incur any restructuring charges in 1999.

   Depreciation and amortization expense increased 27.5%, from $9.8 million, or 4.2% of revenues, for 1999 to $12.4 million, or 4.0% of revenues, for 2000. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2000 compared to 1999.

   Interest expense, net, increased from $5.7 million or 2.5% of revenues, for 1999 to $12.4 million, or 3.9% of revenues, for 2000. The increase was attributable to financing the acquisition of the 1999 and 2000 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for 2000 increased to $129.9 million compared to $75.5 million for 1999 resulting in approximately $4.2 million in interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases in 2000 resulted in $2.9 million additional interest expense as the Company's average effective interest rate, including debt issue cost amortization, increased from 7.8% in 1999 to 10.0% in 2000.

   Provision for income taxes decreased from $10.2 million for 1999 to $9.9 million for 2000, reflecting effective income tax rates of 43.7% and 42.6%, respectively. The high effective income tax rate compared to the federal statutory rate of 35% was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rate in 2000 was lower than the effective rate in 1999 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period.

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

   General and administrative expenses increased 27.8%, from $48.0 million, or 28.0% of revenues, for 1998 to $61.3 million, or 26.8% of revenues, for 1999. The decrease in general and administrative expenses as a percentage of revenues was due primarily to the 1998 and the 1999 Purchased Companies having lower general and administrative expenses as a percentage of revenues than the Company and as a result of spreading certain fixed general and administrative expenses over a larger revenue base. Additionally, the Company has begun implementing integration efforts to reduce redundant facilities and functions, resulting in a decrease in general and administrative expenses during 1999.

   Depreciation and amortization expense increased 36.1%, from $7.2 million, or 4.2% of revenues, for 1998 to $9.8 million, or 4.2% of revenues, for 1999. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 1999 compared to 1998.

   The Company did not incur any non-recurring and restructuring charges in 1999 compared to $8.2 million during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction--1998 Non-Recurring and Restructuring Charges."

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

Liquidity and Capital Resources

   At December 31, 2000, the Company had cash of $3.1 million, excluding restricted cash in FireVine, working capital of $23.0 million ($16.3 excluding restricted cash in FireVine), borrowings of $47.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $13.9 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $103 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at December 31, 2000 was approximately $273.4 million.

   The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility and the Notes. These borrowings are secured by the accounts receivable and other assets of the Company.

   The Company anticipates that its cash flow from operations and borrowings available under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least fiscal 2002 based on current budgets.

   During 2000, net cash provided by operating activities was $20.9 million. Net cash used in investing activities was $40.2 million, including $10.5 million for additions to property and equipment, such as computer equipment and office furniture and $37.7 million for the acquisition of the 2000 Purchased Companies, offset by $8.3 million for the purchase of investments with the restricted cash equivalents in FireVine. Net cash provided by financing activities was $21.3 million, consisting of $80.0 million in proceeds from the issuance of the Notes, offset by $7.8 million for repayments by the Company of long-term indebtedness, $42.9 million for repayments of the Company's credit facilities, $1.9 million for payment of debt issuance costs attributable to the Company's new Notes, $6.4 million for the repurchase of common stock and a net increase of $241,000 for the proceeds from the exercise of stock options.

   During 1999, net cash provided by operating activities was $10.0 million. Net cash used in investing activities was $47.2 million, including $5.2 million for additions to property and equipment, such as computer equipment and office furniture, and $28.0 million for the acquisition of the 1999 Purchased Companies, offset by the proceeds from the sale of a building for $1.0 million, and $15.0 million for the purchase of investments with the restricted cash in FireVine. Net cash provided by financing activities was $39.0 million, consisting of $8.1 million for repayments by the Company of long-term indebtedness, $2.2 million for payment of debt issuance costs attributable to the Company's new revolving credit facility and $3.2 million for the repurchase of common stock offset by net increases of $36.7 million in the Company's Credit Facility and $800,000 for the proceeds from the exercise of stock options.

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

   On November 15, 2000, the Company authorized the issuance and sale of $80 million aggregate principal amount of its 9.84% Senior Secured Notes. The Notes are payable in three equal installments of $26.7 million due November 15, 2004, November 15, 2005 and November 15, 2006, respectively. The financial covenants are consistent with those of the Credit Facility.

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

New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Risk Factors

 Significant Indebtedness and Interest Payment Obligations

   Navigant is significantly leveraged. At December 31, 2000, Navigant had $140.9 million of consolidated outstanding debt and its total consolidated debt, as a percentage of capitalization, was 51.5%. Navigant may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital even though its Credit Facility and Senior Secured Notes imposes some limits on its ability to do so. Navigant's high level of indebtedness could have important consequences to its stockholders, which include the following:

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

 Restrictions Imposed by Terms of Indebtedness

   The covenants in Navigant's existing debt agreements, including the Credit Facility, the Senior Secured Notes and any future financing agreements may adversely affect its ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict Navigant's ability to:

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

   In addition, Navigant's Credit Facility also requires it to comply with certain financial ratios. Navigant's ability to comply with these ratios may be affected by events beyond its control. If Navigant breaches any of these covenants in its Credit Facility or Senior Secured Notes, or if Navigant is unable to comply with the required financial ratios, it may be in default under its Credit Facility or Senior Secured Notes. A significant portion of Navigant's indebtedness then may become immediately due and payable. Navigant is not certain whether it would have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to revolver borrowings under the Credit Facility on which Navigant relies to fund its liquidity.

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

   Navigant has responded to the reductions in the commissions paid by airlines by entering into management contracts and service fee arrangements with many of its corporate clients. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to Navigant. If the commissions exceed the amounts deducted, Navigant typically pays the excess to the client. In addition, Navigant typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with Navigant. In the future Navigant may not be able to maintain or continue to negotiate management contracts or continue to receive current levels of fees from those contracts, and also may not be to charge service fees or maintain the level of such service fees.

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

 Risks Related to Integration of Operations and Acquisitions

   One of Navigant's strategies is to increase operating margins by consolidating and integrating certain administrative functions common to all of its subsidiaries. Each new acquisition results in additional integration of operations. This integration will require substantial attention from senior management and may require future substantial capital expenditures. The integration process may disrupt Navigant's operations as well as those of its subsidiaries as its management's attention is diverted from other tasks, and as technological, practical or personnel issues arise.

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

   Financing. Navigant currently intends to finance its future acquisitions by using cash, borrowed funds, shares of its Common Stock or a combination thereof. If Navigant's Common Stock does not maintain a sufficient market value, if its price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept Navigant's Common Stock as part of the consideration for the sale of their businesses, Navigant may then be required to use more of its cash resources or more borrowed funds in order to maintain its acquisition program. If Navigant is unable to use Common Stock for acquisitions and Navigant does not have sufficient cash resources, its growth could be limited unless Navigant is able to obtain additional capital through debt or other financing. Navigant may not be able to obtain additional capital, if and when needed, on terms Navigant deems acceptable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Restrictions Imposed by Terms of Indebtedness" in Item 7.

 Reliance on Key Personnel

   Navigant's operations depend on the continued efforts of Edward S. Adams, its Chief Executive Officer, C. Thomas Nulty, its President and Chief Operating Officer, Robert C. Griffith, its Chief Financial Officer and Treasurer, its other executive officers and the senior management of its subsidiaries. Furthermore, Navigant's operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if Navigant is unable to attract and retain other skilled employees, its business could be adversely affected.

 Material Amount of Goodwill

   As of December 31, 2000, approximately $227.0 million, or 68.5%, of Navigant's total assets and 171.3% of Navigant's stockholders' equity represent intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Navigant amortizes goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduces its net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions may not be deductible for tax purposes. In addition, Navigant is required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If Navigant determines that goodwill has become impaired in later years, earnings in such years will be significantly adversely affected.

   A reduction in net income resulting from the amortization or write down of goodwill would currently affect financial results and could have a material and adverse impact upon the market price of Navigant Common Stock. Navigant believes that anticipated cash flows associated with intangible assets recognized in connection with its acquisitions will continue over the period during which the associated goodwill will be amortized, and there presently is no persuasive evidence that any material portion will dissipate during such period.

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

 Risk of Rapid Growth; Limited History as a Stand-Alone Company

   Navigant was formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and Navigant has made twenty-three acquisitions since that time. Navigant expects to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on Navigant's executive management, personnel and corporate support systems. Any inadequacy of Navigant's systems to manage the increased size and scope of operations resulting from growth could adversely affect Navigant's operations, business and financial results and condition.

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

   On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Consequently, all pending lawsuits are currently stayed as against U.S. Office Products. The plaintiffs in each action, however, may pursue their claims against all remaining defendants, including Navigant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Market risks related to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements included elsewhere herein. Based upon the Company's 2000 average borrowings under the Credit Facility, a 50 basis point movement in the base rate or LIBOR rate would approximate a $522,000 annual increase or decrease in interest expense. However, in November 2000, the Company sold $80 million in Senior Secured Notes with a fixed interest rate of 9.84%, thus the remaining outstanding long term debt subject to variable interest rates under the Credit Facility at December 31, 2000 was $47 million. Based upon this outstanding balance, a 50 basis point movement in the base rate or the LIBOR rate would approximate a $235,000 annual increase or decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The following financial information is included on the pages indicated:

Report of Independent Accountants......................................     32

Consolidated Balance Sheets as of December 31, 2000 and December 26,
 1999..................................................................     33

Consolidated Statements of Income for each of the three years in the
 period ended December 31, 2000........................................     34

Consolidated Statement of Stockholders' Equity for each of the three
 years in the period ended December 31, 2000...........................     35

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.................................... 36--37

Notes to Consolidated Financial Statements............................. 38--57

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

   The independent accountants audit the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

   The Board of Directors of the Company has an Audit Committee composed of three non-management directors. The Committee meets periodically with financial management and the independent accountants to review accounting, control, auditing and financial reporting matters.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Navigant International, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 16, 2001

                          NAVIGANT INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                      December 31, December 26,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS

Current assets:
  Cash and cash equivalents..........................   $  3,100     $  2,003
  Restricted cash in FireVine........................      6,690       14,965
  Accounts receivable, less allowance for doubtful
   accounts of $696 and $424, respectively...........     50,487       42,278
  Prepaid expenses and other current assets..........      4,117        3,168
  Deferred income taxes..............................      2,534        1,551
  Income tax receivable..............................      3,720        2,368
                                                        --------     --------
    Total current assets.............................     70,648       66,333
                                                        --------     --------
Property and equipment, net..........................     28,079       22,282
Intangible assets, net...............................    226,971      193,387
Deferred income taxes................................                   1,160
Other assets.........................................      5,613        4,149
                                                        --------     --------
    Total assets.....................................   $331,311     $287,311
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term portion of long-term debt...............   $  9,375     $ 11,867
  Short-term portion of capital lease obligations....        658          800
  Accounts payable...................................      3,664        4,880
  Accrued compensation...............................      7,697        8,740
  Other accrued liabilities..........................     26,298       19,979
                                                        --------     --------
    Total current liabilities........................     47,692       46,266
                                                        --------     --------
Long-term debt.......................................    130,790       93,844
Capital lease obligations............................         36          708
Deferred income taxes................................      1,535
Other long-term liabilities..........................      5,199        6,410
                                                        --------     --------
    Total liabilities................................    185,252      147,228
                                                        --------     --------
Minority interest in FireVine........................     13,572       15,120
                                                        --------     --------
Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
  Common stock; $.001 par value, 150,000,000 shares
   authorized; 13,163,000 and 13,075,000 issued and
   outstanding, respectively.........................         13           13
Additional paid-in capital...........................    115,085      114,044
Treasury stock at cost; 1,154,000 and 460,000 shares
 outstanding, respectively...........................     (9,922)      (3,520)
  Retained earnings..................................     28,533       14,304
  Accumulated other comprehensive income (loss)......     (1,222)         122
                                                        --------     --------
    Total stockholders' equity.......................    132,487      124,963
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $331,311     $287,311
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Revenues...............................    $315,029     $229,161     $171,368
Operating expenses.....................     176,359      128,971       99,734
General and administrative expenses....      88,635       61,320       47,988
Depreciation and amortization expense..      12,433        9,752        7,167
Non-recurring and restructuring
 charges...............................       1,900                     8,236
                                           --------     --------     --------
Operating income.......................      35,702       29,118        8,243
Other (income) expenses:
  Interest expense.....................      13,070        5,929        2,070
  Interest income......................        (673)        (199)        (227)
  Other, net...........................          27           15          (30)
                                           --------     --------     --------
Income before provision for income
 taxes.................................      23,278       23,373        6,430
Provision for income taxes.............       9,918       10,217        3,987
                                           --------     --------     --------
Income before minority interest........      13,360       13,156        2,443
Minority interest......................        (869)         120
                                           --------     --------     --------
Net income.............................    $ 14,229     $ 13,036     $  2,443
                                           ========     ========     ========
Weighted average number of common
 shares outstanding:
  Basic................................      12,262       12,841       13,156
  Diluted..............................      12,385       12,868       13,250
Net income per share:
  Basic................................    $   1.16     $   1.02     $   0.19
  Diluted..............................    $   1.15     $   1.01     $   0.18


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                         Accumulated
                                                   Additional               Other               Comprehensive     Total
                         Divisional         Common  Paid-in   Treasury  Comprehensive Retained     Income     Stockholders'
                           Equity   Shares  Stock   Capital    Stock       Income     Earnings     (Loss)        Equity
                         ---------- ------  ------ ---------- --------  ------------- --------  ------------- -------------
Balance at December
28,1997.................  $94,100                                          $  (170)   $ 5,714                   $ 99,644
 Capital contribution by
  U.S. Office Products..    1,495                                                                                  1,495
 Dividend to U.S. Office
  Products..............                                                               (6,889)                    (6,889)
 Distribution of Shares
  in Strategic
  Restructuring.........  (95,595)  10,984   $11    $ 95,584
 Initial public
  offering, net of
  costs.................             2,000     2      14,990                                                      14,992
 Compensation charge for
  options tendered......                               2,677                                                       2,677
 Share repurchase
  program...............               (55)                   $  (312)                                              (312)
 Comprehensive income:
 Net income.............                                                                2,443      $ 2,443         2,443
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                                        75                      75            75
                                                                                                   -------
   Total comprehensive
    income..............                                                                           $ 2,518
                          -------   ------   ---    --------  -------      -------    -------      =======      --------
Balance at December 27,
1998....................            12,929    13     113,251     (312)         (95)     1,268                    114,125
 Exercise of stock
  options, net of tax
  benefit...............                91               793                                                         793
 Share repurchase
  program...............              (405)                    (3,208)                                            (3,208)
 Comprehensive income:
 Net income.............                                                               13,036      $13,036        13,036
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                                       217                     217           217
                                                                                                   -------
   Total comprehensive
    income..............                                                                           $13,253
                          -------   ------   ---    --------  -------      -------    -------      =======      --------
Balance at December 26,
1999....................            12,615    13     114,044   (3,520)         122     14,304                    124,963
 Exercise of stock
  options, net of tax
  benefit...............                27               241                                                         241
 Share repurchase
  program...............              (696)                    (6,402)                                            (6,402)
 Shares issued in
  repayment of notes....                63               800                                                         800
 Comprehensive income:
 Net income.............                                                               14,229      $14,229        14,229
 Other comprehensive
  income (loss), net of
  tax:
   Foreign currency
    translation
    adjustment..........                                                    (1,344)                 (1,344)       (1,344)
                                                                                                   -------
   Total comprehensive
    income (loss).......                                                                           $12,885
                          -------   ------   ---    --------  -------      -------    -------      =======      --------
Balance at December 31,
2000....................  $         12,009   $13    $115,085  $(9,922)     $(1,222)   $28,533                   $132,487
                          =======   ======   ===    ========  =======      =======    =======                   ========


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                    For the Year Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Cash flows from operating activities:
  Net income............................    $ 14,229     $ 13,036     $  2,443
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization
    expense.............................      12,433        9,752        7,167
   Non-recurring and restructuring
    charges.............................         213                     4,196
   Deferred tax provision (benefit).....       1,712         (936)        (232)
   Minority interest....................      (1,548)         120
   Changes in current assets and
    liabilities (net of assets acquired
    and liabilities assumed in
    combinations accounted for under
    the purchase method):
     Accounts receivable................       1,418       (2,231)         389
     Prepaid expenses and other
      assets............................       1,809           19         (840)
     Accounts payable...................      (2,929)        (530)      (4,744)
     Income taxes payable
      (receivable)......................      (1,342)      (4,165)       1,334
     Accrued liabilities and other
      liabilities.......................      (5,128)      (5,077)         365
                                            --------     --------     --------
       Net cash provided by operating
        activities......................      20,867        9,988       10,078
                                            --------     --------     --------
Cash flows from investing activities:
  Additions to property and equipment,
   net of disposals.....................     (10,539)      (5,234)      (4,313)
  Proceeds from disposal of building....                    1,025
  Cash paid in acquisitions, net of cash
   received.............................     (37,667)     (28,001)     (59,505)
  Cash paid for earn-outs related to
   prior acquisitions...................        (265)                   (1,563)
  Purchase of investments/sale of
   investments (restricted cash)........       8,275      (14,965)
                                            --------     --------     --------
       Net cash used in investing
        activities......................     (40,196)     (47,175)     (65,381)
                                            --------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt.................................      80,000                       149
  Payments of long-term debt............      (7,770)      (8,099)      (2,457)
  Proceeds from (payments of) credit
   facilities, net......................     (42,850)      36,700       53,300
  Payment of debt issue costs...........      (1,873)      (2,225)        (656)
  Proceeds from issuance of common
   stock................................                                14,992
  Proceeds from issuance of minority
   interest in FireVine.................                   15,000
  Proceeds from exercise of stock
   options, net.........................         241          793
  Repurchase of common stock............      (6,401)      (3,208)        (312)
  Payment of dividend to U.S. Office
   Products.............................                                (6,889)
  Net payments to U.S. Office Products
   Company..............................                                (8,786)
                                            --------     --------     --------
       Net cash provided by financing
        activities......................      21,347       38,961       49,341
                                            --------     --------     --------
Effect of exchange rate changes on
 cash...................................        (921)         (86)         229
                                            --------     --------     --------
Net increase (decrease) in cash and cash
 equivalents............................       1,097        1,688       (5,733)
Cash and cash equivalents at beginning
 of period..............................       2,003          315        6,048
                                            --------     --------     --------
Cash and cash equivalents at end of
 period.................................    $  3,100     $  2,003     $    315
                                            ========     ========     ========
Supplemental disclosures of cash flow
 information:
  Interest paid.........................    $ 11,816     $  5,410     $  1,442
  Income taxes paid.....................    $  9,548     $ 14,382     $  1,819

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                                 (In Thousands)

   The Company issued notes payable and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 31, 2000, December 26, 1999 and December 27, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 31, December 26, December 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
Accounts receivable....................   $ 9,827      $ 12,303     $ 6,583
Prepaid expenses and other current
 assets................................     1,928           523         757
Property and equipment.................       960           924       1,705
Intangible assets......................    39,002        45,043      61,926
Other assets...........................       634           531         135
Short-term debt........................      (458)       (4,392)       (850)
Accounts payable.......................    (1,713)       (2,568)     (1,002)
Accrued liabilities....................    (5,107)      (10,676)     (5,012)
Long-term debt.........................                                (161)
Other long-term liabilities............    (1,074)       (2,087)     (1,020)
                                          -------      --------     -------
  Net assets acquired..................   $43,999      $ 39,601     $63,061
                                          =======      ========     =======
The acquisitions were funded as
 follows:
  Notes payable due to former owners...   $ 6,332      $ 11,600     $ 3,556
  Cash paid, net of cash received......    37,667        28,001      59,505
                                          -------      --------     -------
    Total..............................   $43,999      $ 39,601     $63,061
                                          =======      ========     =======

Noncash transactions:
--------
 .  During the year ended December 27, 1998, U.S. Office Products contributed
   $1,495 of capital to the Company.

 . During the year ended December 27, 1998, the Company acquired $1,590 in fixed assets by capital lease transactions.

 . During the year ended December 31, 2000, the Company repaid $800 of notes payable to former owners using common stock.

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Thousands, Unless Otherwise Noted)

NOTE 1--BACKGROUND

   Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the four largest corporate travel management companies in the United States. The Company manages all aspects of its client's travel processes, focusing on reducing their travel expenses.

   Prior to June 9, 1998, the Company was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products"). On June 9, 1998, as part of its comprehensive restructuring plan, U.S. Office Products spun off its Corporate Travel Services division as an independent publicly owned company through the distribution of shares of the Company to U.S. Office Products shareholders (the "Travel Distribution"). U.S. Office Products and the Company also entered into a number of agreements to facilitate the Travel Distribution and the transition of the Company to an independent business enterprise. At the date of the Travel Distribution, U.S. Office Products allocated to the Company $15,000 in debt plus an additional $1,400 in debt incurred by U.S. Office Products for a business travel acquisition prior to the Travel Distribution to the Company. The Company was allocated $1,000 in strategic restructuring costs which represents the Company's portion of the costs incurred by U.S. Office Products as a result of the Travel Distribution. These costs were paid upon the completion of the Travel Distribution. Additionally, in connection with the Travel Distribution, the Company sold 2.0 million shares of the Company's common stock in an initial public offering (the "Stock Offering"). The Company used the net proceeds in the Stock Offering of $14,992 to repay a portion of the outstanding indebtedness the Company borrowed under its line of credit facility to repay the indebtedness allocated to it in the Travel Distribution.

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

NOTE 2--BASIS OF PRESENTATION

   Subsequent to the Travel Distribution, the consolidated financial statements of the Company include the accounts of Navigant International, Inc. and its subsidiaries after elimination of inter-company accounts and transactions.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


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

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Fiscal Year

   The Company reports its financial results on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. Fiscal year 2000 is a 53-week period and all other fiscal years presented are 52-week periods.

Cash and Cash Equivalents

   The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash Equivalents in FireVine

   The Company received a $15 million investment from an unrelated venture capital fund for an ownership interest in FireVine LLC ("FireVine"), (formerly, NavigantVacations.com LLC) which was previously wholly owned (see additional discussion in Note 12). The proceeds of this investment are restricted and can only be used to fund the operations of FireVine.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

Intangible Assets

   Intangible assets consist of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight-line basis over an estimated useful life of 35 years. Management periodically evaluates the recoverability of the carrying value whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily available, depending upon the nature of the assets.

Translation of Foreign Currencies

   Functional currencies of foreign subsidiaries are their local currency. Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded in stockholders' equity as a component of comprehensive income.

Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and indebtedness approximate fair value.

Income Taxes

   Subsequent to the Travel Distribution, the Company began recognizing and paying taxes as a separate legal entity. Prior to the Travel Distribution and as a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products through the date of the Travel Distribution. Prior to the Travel Distribution, for purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method.

Revenue Recognition

   Revenues consist of commissions and fees on travel services and volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and management and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The reserves that have been netted against net revenues are not material in the periods reflected. The Company's estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the Company's service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

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

Net Income Per Share

   Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 31, 2000, December 26, 1999 and December 27, 1998, options for 3.1 million; 3.4 million; and 3.1 million shares, respectively, were excluded from diluted earnings per share.

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

New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

NOTE 4--BUSINESS COMBINATIONS

Purchase Method

   In 2000, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $43,999 consisting of cash, net of cash acquired, of $37,667 and notes payable of $6,332. None of these acquisitions was significant on a relative basis. The total assets related to these six acquisitions were $52,351 including intangible assets of $39,002. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Additionally, additional purchase consideration aggregating $265 has been paid in 2000 based on subsequent earnings or completion of financial audits of the previously acquired entities.

   In 1999, the Company made ten acquisitions accounted for under the purchase method. The aggregate purchase price for these acquisitions was $39,601 consisting of cash, net of cash acquired, of $28,001 and notes payable of $11,600. None of these acquisitions was significant on a relative basis. The total assets acquired in these ten acquisitions were $59,324, including intangible assets of $45,043. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Some of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in 2000 depending upon the earnings of these acquisitions. At the time of acquisition no accrual has been recorded on the balance sheet for these potential payments.

   In 1998, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $63,061 consisting of cash, net of cash acquired, of $59,505 and notes payable of $3,556. The total assets related to these eight acquisitions were $71,106, including intangible assets of $61,926. Included in this aggregate purchase price is the acquisition of Arrington Travel Center, Inc. for $17.1 million in cash and World Express Travel, Inc. for $8.2 million. The other six acquisition were individually insignificant acquisitions. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Several of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in 1999 and 2000 dependent upon the earnings of these acquisitions. During 1999, there were no additional payments related to these earn-out provisions. At the time of acquisition no accrual has been recorded on the balance sheet for any additional potential payments.

   The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and December 26, 1999 which gives retroactive effect to the results of the companies acquired in purchase acquisitions as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $(2,181) and $(6,992) for the years ended December 31, 2000 and December 26, 1999, respectively, to reflect the amortization of intangible assets, adjustments in executive compensation, the interest expense associated with the debt incurred to finance the acquisitions, and the inclusion of a federal income tax provision on all earnings:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
                                                              (unaudited)
Revenues..............................................   $326,182     $307,455
Net income............................................   $ 16,239     $ 12,386
Net income per share--basic...........................   $   1.32     $   0.96
Net income per share--diluted.........................   $   1.31     $   0.96

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period or the results which may occur in the future.

   Acquisitions for 2000, 1999 and 1998 accounted for under the purchase method and their purchase price and related date of acquisition are as follows:

                                                     Date of
     Name of Acquisition                           Acquisition
     -------------------                         ---------------
     2000 Acquisitions
       All Seasons Travel Group, Inc              February, 2000
       Belle Meade Travel, Inc                         July 2000
       Dawson's Travel, Inc.                       January, 2000
       Getz International Travel, Inc.             January, 2000
       Global Travel Solutions, Ltd.              September 2000
       K. R. Agencia de Viagens, Ltda. (Brazil)  September, 2000

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

NOTE 5--NON-RECURRING AND RESTRUCTURING CHARGES

   The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, the five facilities have been closed or consolidated and 130 employee positions have been eliminated. The activity in the restructuring liability during 2000 is as follows:

                                               Employee      Facility
                                             Severance and   Closures
                                              Termination       and
                                                 Costs     Consolidation Total
                                             ------------- ------------- ------
2000 restructuring charge...................    $1,584         $316      $1,900
Payments....................................    (1,584)        (103)     (1,687)
Non-cash usage..............................                   (213)       (213)
                                                ------         ----      ------
Balance at December 31, 2000................    $    0         $  0      $    0
                                                ======         ====      ======

   During 1998, the Company incurred the following non-recurring and restructuring charges:

                                                         Cash  Non-cash Total
                                                        ------ -------- ------
Prior to or in conjunction with the Distribution:
Impaired goodwill--March 1998..........................         $  613  $  613
Operation consolidation................................ $  365     333     698
Allocated charges associated with the Distribution.....  1,073   2,677   3,750

Subsequent to the Distribution:
Operational consolidation and elimination of redundant
 facilities............................................  2,602     573   3,175
                                                        ------  ------  ------
Total non-recurring and restructuring charges.......... $4,040  $4,196  $8,236
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

   The Company incurred a strategic restructuring cost of $3,750 in connection with the Travel Distribution as an allocation from U.S. Office Products. Of this amount, $1,000 was an allocation to the Company for a portion of the strategic restructuring charge incurred by U.S. Office Products and the remaining $2,750 was as a result of U.S. Office Products Company's purchase of a pro rata portion of the Company's stock options pursuant to a tender offer made in connection with the Travel Distribution. Of the $2,750, $2,677 was recorded as a non-cash compensation charge while the $73 relates to the Company's portion of payroll taxes on the compensation.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   As part of the Company's increased focus on operational matters subsequent to the Travel Distribution, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions and the deployment of common information systems. The implementation of the cost reduction measures commenced in November 1998 and resulted in the Company recording a restructuring charge of $3,175 in November and December 1998. The 1998 charge included the closure of 20 facilities, the sale of one building and the severance associated with the termination of 127 employees. Through December 1999, 18 facilities were closed or consolidated and 142 employees were terminated. The following table summarizes restructuring charges associated with the 1998 cost reduction plan and sets forth their usage for the periods indicated.

                                             Employee       Facility
                                           Severance and    Closures
                                            Termination       and
                                               Costs     Consolidations Total
                                           ------------- -------------- ------
1998 Charge...............................    $1,172         $2,003     $3,175
Payments..................................      (513)          (472)      (985)
Non-cash usage............................                     (573)      (573)
                                              ------         ------     ------
Balance at December 27, 1998..............       659            958      1,617
Payments..................................      (905)        (1,004)    (1,909)
Additional expense recorded during 1999...       246             46        292
                                              ------         ------     ------
Balance at December 26, 1999..............    $    0         $    0     $    0
                                              ======         ======     ======

NOTE 6--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
Land..................................................   $   325      $   325
Buildings.............................................     6,294        6,305
Furniture and fixtures................................    32,508       23,037
Leasehold improvements................................     4,927        4,332
Assets under capital leases...........................     1,590        1,590
                                                         -------      -------
                                                          45,644       35,589
Less: Accumulated depreciation........................   (17,565)     (13,307)
                                                         -------      -------
Net property and equipment............................   $28,079      $22,282
                                                         =======      =======

   Depreciation expense for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $5,583, $4,592 and $3,467, respectively.
Amortization expense for assets under capital leases for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $87, $95 and $124, respectively.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

NOTE 7--INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
     Goodwill.........................................   $244,459     $204,150
     Less: Accumulated amortization...................    (17,488)     (10,763)
                                                         --------     --------
     Net intangible assets............................   $226,971     $193,387
                                                         ========     ========

   Amortization expense for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $6,763, $5,065 and $3,576, respectively.

NOTE 8--OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of the following:

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
     Customer deposits................................   $13,439      $ 9,381
     Customer revenue share...........................     4,472        3,357
     Accrued interest payable.........................     1,419          844
     Allowance for refunds and exchanges..............       485          471
     Other............................................     6,483        5,926
                                                         -------      -------
       Total other accrued liabilities................   $26,298      $19,979
                                                         =======      =======

NOTE 9--CREDIT FACILITIES

Long-Term Debt

   Long-Term debt consists of:

                                                     December 31, December 26,
                                                         2000         1999
                                                     ------------ ------------
     Line of credit facility, weighted average
     interest rate of 9.25% and 8.37% at December
     31, 2000 and December 26, 1999.................   $ 47,000     $90,000
     Senior Secured Notes, fixed interest rate of
     9.84% payable in three equal installments of
     $26.7 million on November 2004, November 2005
     and November 2006..............................     80,000
     Mortgages payable, collateralized by certain
     assets of the Company, 9.08% to 9.4% interest
     rates, due 2015, monthly payments of $19.......      1,667       1,716
     Notes payable due to former owners, unsecured,
     interest rates ranging from 5.5% to 7.0%,
     maturities through 2002........................     11,498      13,995
                                                       --------     -------
                                                        140,165     105,711
     Less: Current maturities of long-term debt.....      9,375      11,867
                                                       --------     -------
       Total long-term debt.........................   $130,790     $93,844
                                                       ========     =======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   On the date of the Travel Distribution, the Company executed a credit agreement with NationsBank, N.A., as administrative agent. Effective August 6, 1999, this credit agreement was expanded to $125 million and the new facility matures on August 2004. On August 31, 2000, the Company signed an amendment to the Credit Facility, increasing the revolving credit facility to $150 million with the same terms and conditions. The facility is secured by substantially all of the Company's assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. At December 31, 2000, the Company was in compliance with these debt covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios.

   On November 15, 2000, the Company authorized the issuance and sale of $80 million aggregate principal amount of 9.84% Senior Secured Notes (the "Notes") with three equal installments of $26.7 million due November 15, 2004, November 15, 2005 and November 15, 2006, respectively. The financial covenants are consistent with the Credit Facility.

   The Company withholds typically between 20% and 30% of the purchase price for acquisitions and executes an unsecured note payable for these amounts with the former owners with an interest rate ranging from 5.5% to 7.0%. Maturities are typically one to two years and are subject to the acquired company meeting certain revenue thresholds for the period immediately following the acquisition. Additionally, repayment of the note payable is subject to the satisfaction of certain representations and warranties.

Maturities of Long-Term Debt

   Maturities of long-term debt are as follows:

            2001................................ $  9,375
            2002................................    2,190
            2003................................      112
            2004................................   73,739
            2005................................   26,746
            Thereafter..........................   28,003
                                                 --------
              Total maturities of long-term
               debt............................. $140,165
                                                 ========

NOTE 10--INCOME TAXES

   Income before income taxes consists of the following:

                                                    For the Year Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
     Domestic............................   $21,523      $22,217       $5,916
     Foreign.............................     1,755        1,156          514
                                            -------      -------       ------
                                            $23,278      $23,373       $6,430
                                            =======      =======       ======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   The provision for income taxes consists of:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
     Income taxes currently payable:
       Federal.........................     $6,427      $ 9,046       $3,331
       Foreign.........................        378          494          281
       State...........................        849        1,613          607
                                            ------      -------       ------
                                             7,654       11,153        4,219
     Deferred income tax expense
      (benefit):
       Federal.........................      1,969         (795)        (197)
       State...........................        295         (141)         (35)
                                            ------      -------       ------
                                             2,264         (936)        (232)
                                            ------      -------       ------
     Total provision for income taxes..     $9,918      $10,217       $3,987
                                            ======      =======       ======

   Deferred taxes are comprised of the following:

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
     Deferred tax assets:
       Allowance for doubtful accounts................   $   278      $   156
       Accrued salary and vacation....................     1,632        1,220
       Property and equipment.........................                    121
       Other accrued liabilities......................     2,658        2,588
                                                         -------      -------
         Total deferred tax assets                       $ 4,568      $ 4,085
                                                         =======      =======
     Deferred tax liabilities:
       Property and equipment.........................   $  (835)     $
       Intangible assets..............................    (2,641)      (1,374)
       Other..........................................       (93)
                                                         -------      -------
         Total deferred tax liabilities...............   $(3,569)     $(1,374)
                                                         =======      =======
     Net deferred tax asset...........................   $   999      $ 2,711
                                                         =======      =======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

   The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
     U.S. federal statutory rate.......      35.0%        35.0%        35.0%
     State income taxes, net of federal
      income tax benefit...............       4.1          3.8          5.7
     Nondeductible goodwill............       4.6          4.1         13.4
     Nondeductible non-recurring
      charges..........................                                 5.4
     Other.............................      (1.1)         0.8          2.5
                                             ----         ----         ----
     Effective income tax rate.........      42.6%        43.7%        62.0%
                                             ====         ====         ====

NOTE 11--LEASE COMMITMENTS

   The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
     2001...................................................  $673    $11,906
     2002...................................................    40     10,514
     2003...................................................            7,328
     2004...................................................            5,410
     2005...................................................            3,481
     Thereafter.............................................           14,195
                                                              ----    -------
         Total minimum lease payments.......................   713    $52,834
                                                                      =======
     Less: Amounts representing interest....................  (19)
                                                              ----
     Present value of net minimum lease payments including
      current portion of $658...............................  $694
                                                              ====

   Rent expense for all operating leases for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $8,964, $6,936, and $5,632,
respectively.

NOTE 12--MINORITY INTEREST IN FIREVINE

   On October 13, 1999, the Company sold a minority interest in its FireVine subsidiary to third party venture capital firms for $15 million. This minority interest can ultimately be converted to an approximately 22.5% stake in the subsidiary. Of the $15 million investment, $2.5 million was for 125,000 common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. The holders of the $12.5 million of Convertible Preferred Units may require that FireVine redeem the Units upon certain conditions, including if an initial public offering of the subsidiary does not occur within two years, if the Company defaults under its Credit Facility, or if the Company undergoes a change of control as defined in the Credit Facility. Should the subsidiary not redeem the units, the holders of the preferred units have the right to have the Company redeem them. The Preferred Stock is convertible into common units at a ratio of ten to

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

one, plus an additional amount equal to the accrued but unpaid dividends any time prior to an initial public offering or if FireVine is sold. Additionally, FireVine issued a warrant to these third party venture capital firms for an additional 50,000 common units, at an exercise price of $60 per share that are exercisable anytime through October 13, 2009.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Litigation

   The Company and its subsidiaries are involved in various legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

   The Company has been named as a defendant in a lawsuit filed by the previous stockholders of two of the Company's subsidiaries. The lawsuit also names U.S. Office Products and certain former and present executive officers of U.S. Office Products as defendants. The lawsuit was instituted on January 19, 1999, in the Circuit Court for the County of Kent, State of Michigan. The defendants removed the suit to the Southern Division of the United States District Court for the Western District of Michigan. The case was subsequently transferred to the United States District Court for the District of Columbia, to be consolidated with other pending actions against U.S. Office Products.

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about, among other things, U.S. Office Products' plans to engage in the strategic restructuring, which included a spin-off of its travel business to its existing shareholders. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 31, 2000, the approximate book value of these two subsidiaries was $13.1 million. The Company has been and intends to continue vigorously defending against this lawsuit.

   Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named Jonathan Ledecky (a former director of the Company), U.S. Office Products, and, in some cases, Sands Brothers & Co. Ltd. as defendants. The Company has not been named as a defendant in any of these actions. The actions claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with U.S. Office Products' Strategic Restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to U.S. Office Products' acquisition of Mail Boxes Etcetera. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. The plaintiffs in these cases filed a single consolidated amended complaint on July 29, 1999, naming only U.S. Office Products and Mr. Ledecky as defendants. An additional action making factual allegations essentially the same as those in the consolidated amended complaint was filed in the United States District Court for the District of Columbia on January 3, 2000.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


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

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and in 1999 and early 2000 all of these cases were transferred and consolidated for pretrial purposes with the purported class action pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty.

   In October 1999, the United States District Court for the District of Columbia ordered that all parties engage in mediation, and "administratively closed" the cases. When the mediation efforts were unsuccessful, the Court re-opened the cases in November 2000. The court set a briefing schedule for motions to dismiss in some of the consolidated cases. This order did not include the one case to which the Company is a party.

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

   In connection with the Travel Distribution, the Company agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in all the lawsuits described in this section. If U.S. Office Products were entitled to indemnification under this agreement, the Company's indemnification obligation, however, likely would be limited to 5.2% of U.S. Office Products' indemnifiable loss, up to a maximum of $1.75 million.

   On March 5, 2001, U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Consequently, all of the above actions are currently stayed as against U. S. Office Products. The Plaintiffs in each action, however, may pursue their claims against all remaining defendants, including the Company.

Post Employment Benefits

   The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 31, 2000 and December 26, 1999 related to these agreements, as no change of control has occurred.

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

NOTE 14--EMPLOYEE BENEFIT PLANS

   The Company maintains a qualified 401(k) Retirement Plan (the "401(k) Plan") which allows eligible associates to contribute a portion of their salary on a pre-tax basis. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service.

   Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. Within one year following their acquisition by the Company, the assets of these plans are rolled into the Company's 401(k) Plan.

   For the years ended December 31, 2000, December 26, 1999 and December 27, 1998, the Company incurred expenses totaling $1,039, $736 and $678, respectively, related to this plan.

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

Employee Stock Plans--Navigant

   In June 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"), which allows the Company to issue options under the plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 31, 2000, the Company had 630,912 shares available for future option grants.

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

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
     Net income (loss):
       As reported......................   $14,229      $13,036       $2,443
       Pro forma........................    12,286        9,524         (112)
     Net income (loss) per share:
       As reported:
         Basic..........................   $  1.16      $  1.02       $ 0.19
         Diluted........................   $  1.15      $  1.01       $ 0.18
       Pro forma:
         Basic..........................   $  1.00      $  0.74       $(0.01)
         Diluted........................   $   .99      $  0.74       $(0.01)

   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
     Expected life of option............   7 years      7 years      7 years
     Risk free interest rate............      6.25%        5.94%        5.56%
     Expected volatility of stock.......     46.71%       66.87%       85.06%
     Dividends..........................   $     0      $     0      $     0

   The weighted-average fair value of options granted was $5.93, $5.17 and $8.36 for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   A summary of option transactions follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise   Options   Exercise
                                       Options    Price   Exercisable  Price
                                      ---------  -------- ----------- --------
     Balance at December 28, 1997....   863,134   $10.82
       Granted....................... 2,730,540    10.02
       Exercised.....................  (418,682)   10.96
       Canceled......................   (27,011)    9.44
                                      ---------
     Balance at December 27,1998..... 3,147,981    10.12      77,670   $8.55
       Granted.......................   324,749     8.19
       Exercised.....................   (90,852)    7.80
       Canceled......................   (81,410)    9.57
                                      ---------
     Balance at December 26, 1999.... 3,300,468    10.01   1,962,380   $9.46
       Granted.......................   117,500    10.31
       Exercised.....................   (27,653)    8.88
       Canceled......................  (204,069)   11.79
                                      ---------
     Balance at December 31, 2000.... 3,186,246   $ 9.91   2,265,009   $9.61
                                      =========

   As part of the Travel Distribution, U.S. Office Products allowed optionholders the opportunity to tender up to 23.2% of their outstanding options for a price of $17.36 per share (the pre-Travel Distribution price was $27.00 per share). All of the options exercised in 1998, were tendered in connection with the Travel Distribution.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                            Options
                             Options Outstanding          Exercisable
                       ------------------------------- ------------------
                                              Weighted           Weighted
                                              Average            Average
         Range of                  Weighted   Exercise           Exercise
      Exercise Price    Options  Average Life  Price    Options   Price
      --------------   --------- ------------ -------- --------- --------
      $4.56--$8.96       258,822     8.26      $ 7.31     99,641  $ 7.40
      $9.00--$9.00     1,622,171     7.51        9.00  1,553,171    9.00
      $9.03--$11.75      420,320     7.33       10.61    243,442   10.60
      $11.89--$14.90     884,933     7.22       12.01    368,755   12.10
                       ---------                       ---------
      $4.56--$14.90    3,186,246     7.46      $ 9.91  2,265,009  $ 9.61
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

Employee Stock Plans--FireVine

   The Operating Agreement of FireVine allows the Company to issue up to 226,111 options for FireVine common units to any one or more FireVine employees or independent contractors. Options are generally exercisable either immediately or beginning one year from the date of grant in cumulative yearly amounts of 25% of the units under option, and generally expire ten years from the date of grant. Options are issued at exercise prices equal to or greater than the market value at the date of grant. At December 31, 2000, the Company had 55,275 shares available for future option grants.

   Had compensation cost for these stock options been recognized based upon the fair value of the stock options on the date of grant under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the expense for 2000 would have been $317,476, of which 25%, or $79,369, would have been allocated to the minority shareholder. During 1999, the entire expense of $286,317 would have been allocated to the minority shareholder.

   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
     Expected life of option..........................   7 years      7 years
     Risk free interest rate..........................      6.25%        5.94%
     Expected volatility of stock.....................     46.71%       66.87%
     Dividends........................................   $     0      $     0

   The weighted-average fair value of options granted was $28.89 and $3.32 for the years ended December 31, 2000 and December 26, 1999, respectively.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   A summary of FireVine option transactions follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise   Options   Exercise
                                        Options   Price   Exercisable  Price
                                        -------  -------- ----------- --------
     Balance at December 27, 1998......      --   $   --
       Granted......................... 111,111    10.00
       Exercised.......................      --
       Canceled........................      --
                                        -------
     Balance at December 26, 1999...... 111,111    10.00    111,111    $10.00
       Granted.........................  60,575    79.57
       Exercised.......................      --       --
       Canceled........................    (850)  100.00
                                        -------
     Balance at December 31, 2000...... 170,836   $34.22    124,345    $19.58
                                        =======

   The following table summarizes information about FireVine stock options outstanding and exercisable at December 31, 2000:

                                                                Options
                             Options Outstanding              Exercisable
                       ----------------------------------  -------------------
                                                Weighted             Weighted
                                                Average              Average
        Range of                   Weighted     Exercise             Exercise
     Exercise Price    Options   Average Life    Price     Options    Price
     --------------    -------   ------------   --------   -------   --------
     $10.00            111,111       8.30       $ 10.00    111,111   $ 10.00
     $60.00             30,950       9.48         60.00         --        --
     $100.00            28,775       9.11        100.00     13,234    100.00
                       -------                             -------
     $10.00--$100.00   170,836       8.65       $ 34.22    124,345   $ 19.58
                       =======                             =======

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following presents certain unaudited quarterly financial data for the years ended December 31, 2000 and December 26, 1999:

                                              Year Ended December 31, 2000
                                        ----------------------------------------
                                         First  Second   Third  Fourth   Total
                                        ------- ------- ------- ------- --------
Revenues............................... $73,313 $81,838 $79,777 $80,101 $315,029
Operating income.......................   7,831  11,741   9,847   6,283   35,702
Net income.............................   3,055   5,515   4,491   1,168   14,229
Per share amounts:
  Basic................................ $  0.24 $  0.45 $  0.37 $  0.10 $   1.16
  Diluted.............................. $  0.24 $  0.45 $  0.37 $  0.10 $   1.15

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


                                              Year Ended December 26, 1999
                                        ----------------------------------------
                                         First  Second   Third  Fourth   Total
                                        ------- ------- ------- ------- --------
Revenues............................... $54,603 $58,035 $55,682 $60,841 $229,161
Operating income (loss)................   7,223   9,291   7,914   4,691   29,119
Net income (loss)......................   3,463   4,631   3,693   1,250   13,037
Per share amounts:
  Basic................................ $  0.27 $  0.36 $  0.29 $  0.10 $   1.02
  Diluted.............................. $  0.27 $  0.36 $  0.29 $  0.10 $   1.01

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

     None.

 (c) Exhibits:

                                 Exhibit Index

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
  2.1+    Stock Purchase Agreement dated July 28, 1998 by and among Navigant
          International, Inc., Professional Travel Corporation, Arrington
          Travel Center, Inc. and Michael B. Arrington

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

 10.4++++ Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.

 10.5++++ Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.

 10.6     Amended and Restated Employment Agreement dated as of January 22,
          2001 between C. Thomas Nulty and Navigant International, Inc.

 10.7++++ Form of Agreement between U.S. Office Products and Jonathan J.
          Ledecky, as amended.

 10.8++++ Form of Employee Benefits Agreement among U.S. Office Products
          Company, Workflow Management, Inc., Aztec Technology Partners, Inc.,
          Navigant International, Inc. and School Specialty, Inc.

  Exhibit
  Number                         Description of Document
  -------                        -----------------------
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

 10.11++++ Form of 1998 Stock Incentive Plan of Navigant International, Inc.

 10.12** Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as Agent, and Navigant International,
           Inc.

 10.13+    Form of Amendment to Employment Agreement between Edward S. Adams,
           Professional Travel Corporation and Navigant International, Inc.

 10.14+    Form of Amendment to Employment Agreement between Robert C.
           Griffith, Professional Travel Corporation and Navigant
           International, Inc.

 10.17*    Limited Liability Company Agreement of NavigantVacations.com dated
           October 13, 1999.

 21.1      Subsidiaries of Registrant

 23.1      Consent of Independent Accountants

 24.1      Power of Attorney (included on signature page hereto)

--------
+ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October, 9, 1998.
++ Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended July 25, 1998, filed with the Securities and Exchange Commission on September 8, 1999.
+++ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on November 30, 1998.
++++ Incorporated by reference herein from Navigant's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
* Incorporated by reference to Exhibit 10.1 of Navigant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1999 (File No. 0-24387).
** Incorporated by reference to Exhibit 10.1 of Navigant's Quarterly Report on Form 10-K for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999 (File No. 0-24387).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 27, 2001

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 27, 2001.

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