Form 10-Q
period 2001-04-01
NAVIGANT INTERNATIONAL INC
filed 2001-05-16
CIK 1055455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended April 1, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ______________________ to ___________________

    Commission file number 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                             52-2080967
-------------------------------------------                  -------------------
   (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    84 INVERNESS CIRCLE EAST
       ENGLEWOOD, COLORADO                                              80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  (303) 706-0800
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

          As of May 1, 2001, the Registrant had outstanding 13,191,000 shares of its common stock, par value $0.001 per share and 1,194,000 shares of treasury stock outstanding.

                               INDEX TO FORM 10-Q
                               ------------------


Part I.  FINANCIAL INFORMATION:

        Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets -
          April 1, 2001 (Unaudited) and December 31, 2000.............        3

        Consolidated Statements of Income (Unaudited) -
          Three Months Ended April 1, 2001 and March 26, 2000.........        4

        Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended April 1, 2001 and March 26, 2000.........        5

        Notes to Consolidated Financial Statements....................        6

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................    7 - 12

        Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risks.................................        12

Part II. OTHER INFORMATION:

        Item 1.  Legal Proceedings....................................   13 - 14
        Item 2.  Changes in Securities................................        14
        Item 3.  Defaults Upon Senior Securities......................        14
        Item 4.  Submission of Matters to a Vote of Security Holders          14
        Item 5.  Other Information....................................        15
        Item 6.  Exhibits and Reports on Form 8-K.....................        15

        SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                     April 1,             December 31,
                                                                               --------------------   ---------------------
                                                                                       2001                    2000
                                                                               --------------------   ---------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.................................................              $  4,256                $  3,100
   Restricted cash in NavigantVacations.com..................................                 5,245                   6,690
   Accounts receivable, less allowance for doubtful accounts of $578 and
    $696, respectively.......................................................                53,885                  50,487

   Prepaid expenses and other current assets.................................                 5,502                   4,117
   Deferred income taxes.....................................................                 2,403                   2,534
   Income tax receivable.....................................................                 2,627                   3,720
                                                                                           --------                --------
       Total current assets..................................................                73,918                  70,648

Property and equipment, net..................................................                27,371                  28,079
Intangible assets, net.......................................................               231,468                 226,971
Deferred income taxes........................................................
Other assets.................................................................                 5,821                   5,613
                                                                                           --------                --------
       Total assets..........................................................              $338,578                $331,311
                                                                                           ========                ========
                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term portion of long-term debt......................................              $  4,153                $  9,375
   Short-term portion of capital lease obligations...........................                   333                     658
   Accounts payable..........................................................                 4,591                   3,664
   Accrued compensation......................................................                 8,528                   7,697
   Other accrued liabilities.................................................                26,751                  26,298
                                                                                           --------                --------
       Total current liabilities.............................................                44,356                  47,692

Long-term debt, net of short-term portion....................................               138,613                 130,790
Capital lease obligations....................................................                    11                      36
Deferred income taxes........................................................                 1,585                   1,535
Other long-term liabilities..................................................                 3,706                   5,199
                                                                                           --------                --------
       Total liabilities.....................................................               188,271                 185,252
                                                                                           --------                --------

Minority interest in NavigantVacations.com...................................                13,597                  13,572
                                                                                           --------                --------

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     13,191,000 issued (13,163,000 at December 31, 2000).....................                    13                      13
   Additional paid-in-capital................................................               115,206                 115,085
   Treasury stock............................................................               (10,264)                 (9,922)
   Accumulated other comprehensive income (loss).............................                  (790)                 (1,222)
   Retained earnings.........................................................                32,545                  28,533
                                                                                           --------                --------
       Total stockholders' equity............................................               136,710                 132,487
                                                                                           --------                --------
       Total liabilities and stockholders' equity............................              $338,578                $331,311
                                                                                           ========                ========


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                                               For the Three Months Ended
                                                                          April 1, 2001         March 26 2000
                                                                       --------------------  --------------------
                                                                           (Unaudited)           (Unaudited)

Revenues.............................................................              $82,913               $73,313

Operating expenses...................................................               46,579                40,572
General and administrative expenses..................................               22,370                20,046
Depreciation and amortization expense................................                3,606                 2,964
Restructuring charge.................................................                                      1,900
                                                                                   -------               -------
     Operating income................................................               10,358                 7,831

Other (income) expenses:
  Interest expense...................................................                3,477                 2,457
  Interest income....................................................                 (102)                 (218)
  Other..............................................................                  115                    49
                                                                                   -------               -------
Income before provision for income taxes.............................                6,868                 5,543
Provision for income taxes...........................................                2,812                 2,413
                                                                                   -------               -------
Income before minority interest......................................                4,056                 3,130
Minority interest....................................................                   25                    75
                                                                                   -------               -------
Net income...........................................................                4,031                 3,055

Other comprehensive income:
Foreign currency translation adjustment                                                432                    (4)
                                                                                   -------               -------
Comprehensive income                                                               $ 4,463               $ 3,051
                                                                                   =======               =======

Weighted average number of common shares outstanding:
  Basic..............................................................               11,975                12,503
  Diluted............................................................               12,010                12,773

Net income per share:
  Basic..............................................................                $0.34                 $0.24
  Diluted............................................................                $0.34                 $0.24


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  For the Three Months Ended
                                                                            April 1, 2001            March 26, 2000
                                                                       ------------------------  -----------------------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                          $  4,031                 $  3,055
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization expense....................                             3,606                    2,964
   Minority interest........................................                                25                       75
   Restructuring charges....................................                                                        213
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
     Accounts receivable....................................                            (3,388)                  (4,790)
     Prepaid expenses and other assets......................                            (1,592)                  (1,320)
     Accounts payable.......................................                               919                      138
     Accrued liabilities....................................                             2,081                    5,251
     Other long-term liabilities............................                            (1,331)                    (102)
                                                                                      --------                 --------
      Net cash provided by operating activities.............                            (4,351)                   5,484
                                                                                      --------                 --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                            (1,317)                  (1,303)
  Restricted cash equivalents in NavigantVacations.com, net.                             1,445                      263
  Cash paid in acquisitions and earn-outs consideration,
   net of cash received.....................................                            (5,764)                 (18,243)
                                                                                      --------                 --------
      Net cash used in investing activities.................                            (5,636)                (19,283)
                                                                                      --------                 --------

Cash flows from financing activities:
  Payments of long-term debt................................                            (5,580)                  (2,181)
  Proceeds from credit facility, net........................                             7,823                   19,200
  Repurchase of common stock................................                              (343)                  (2,977)
  Proceeds from exercise of stock options, net..............                               121                      230
                                                                                      --------                 --------
       Net cash provided by financing activities............                             2,021                   14,272

Effect of exchange rate changes on cash.....................                               420                     (114)
                                                                                      --------                 --------
Net increase in cash and cash equivalents...................                             1,156                      359
Cash and cash equivalents at beginning of period............                             3,100                    2,003
                                                                                      --------                 --------
Cash and cash equivalents at end of period..................                          $  4,256                 $  2,362
                                                                                      ========                 ========

Supplemental disclosures of cash flow information:
  Interest paid.............................................                          $  1,341                 $  2,084
  Income taxes paid.........................................                          $  1,535                 $    584

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

NOTE 1--BACKGROUND

     Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the largest corporate travel management companies in the United States based on airline sales. The Company manages all aspects of its clients' travel processes, focusing on reducing their travel expenses.

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


NOTE 2--BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended April 1, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

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

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, limitations on the Company's use of the pooling-of-interest methods to account for future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

Introduction

     The Company provides corporate travel management services and, to a more limited extent, other travel services, throughout the United States, in Canada and in the United Kingdom.

     The Company's consolidated financial statements include the results of operations for the one company acquired in a business combination in 2001 accounted for under the purchase method (the "2001 Purchased Companies") and the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") from their respective dates of acquisition.

Sources of Revenue

     Historically, arrangements between corporate travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, corporate travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. However, since 1995, the airlines instituted various commission caps and cut the base commission on domestic and international tickets.

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

     The Company believes that its management contracts and service fee arrangements should minimize the financial impact of past commission caps and cuts, as well as any future changes in the airline commission rates. The Company believes that in excess of 96% of its total transactions are currently generated from clients under management contracts and service fee arrangements and expects this percentage to increase to 98% to 100% during 2001 as contracts are renegotiated.

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

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 66.7% of total direct operating expenses in the three months ended April 1, 2001), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 49.6% of total general and administrative expenses in the three months ended April 1, 2001), occupancy costs and other costs.

2000 Restructuring Charges

     The Company implemented a cost reduction measure that commenced March 2000 and resulted in the Company recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provided for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. During 2000, five facilities were closed or consolidated and 130 employee positions were eliminated.

Results of Operations

          The following table sets forth various items as a percentage of revenues for the three months ended April 1, 2001 and March 26, 2000.


                                                                                   For the Three Months Ended
                                                                               -----------------------------------
                                                                                   April 1,              March 26,
                                                                                     2001                  2000
                                                                                     ----                  ----

Revenues.....................................................................             100.0%            100.0%
Operating expenses...........................................................              56.2              55.3
General and administrative expenses..........................................              27.0              27.3
Depreciation and amortization expense........................................               4.3               4.0
Restructuring charge.........................................................               0.0               2.7
                                                                                          -----             -----
   Operating income..........................................................              12.5              10.7
Interest expense, net........................................................               4.1               3.1
Other (income) expense.......................................................               0.1               0.0
                                                                                          -----             -----
Income before provision for income taxes.....................................               8.3               7.6
Provision for income taxes...................................................               3.4               3.3
                                                                                          -----             -----
Income before minority interest..............................................               4.9%              4.3%
                                                                                          =====             =====

Revenues

  Consolidated revenues increased 13.1%, from $73.3 million for the three months ended March 26, 2000 to $82.9 million for the three months ended April 1, 2001. This increase was primarily due to the inclusion of the revenues from the 2001 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $5.7 million in consolidated revenues. Additionally, the Company has increased revenues in 2001 through internal growth and improved national contracts with certain of its vendors.

Operating Expenses

  Operating expenses increased 14.8%, from $40.6 million, or 55.3% of revenues, for the three months ended March 26, 2000 to $46.6 million, or 56.2% of revenues, for the three months ended April 1, 2001. The increase in operating expense as a percentage of revenues was due primarily to the increased customer service demands during the current quarter associated with continued labor related issues at United Airlines and Delta Airlines, the poor weather and some decline in productivity associated with a decline in travel bookings in certain parts of the country partially offset by internal growth and the result of spreading certain fixed operating expenses over a larger revenue base during the quarter.


General and Administrative Expenses

  General and administrative expenses increased 11.6%, from $20.0 million, or 27.3% of revenues, for the three months ended March 26, 2000 to $22.4 million, or 27.0% of revenues, for the three months ended April 1, 2001. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading fixed general and administrative costs over a larger revenue base. Additionally, the general and administrative costs have decreased as a percentage of revenue as a result of the restructuring and cost cutting measures taken in 2000.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 21.7%, from $3.0 million, or 4.0% of revenues, for the three months ended March 26, 2000 to $3.6 million, or 4.3% of revenues, for the three months ended April 1, 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000.

Restructuring Charge

     The Company did not incur any restructuring charges for the three months ended April 1, 2001 compared to $1.9 million for the three months ended March 26, 2000.

Interest Expense, Net

     Interest expense, net, increased from $2.2 million, or 3.1% of revenues, for the three months ended March 26, 2000 to $3.4 million, or 4.1% of revenues, for the three months ended April 1, 2001. The increase was attributable to financing the acquisitions of the 2000 and 2001 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended April 1, 2001 increased to $141.5 million compared to $117.8 million for the three months ended March 26, 2000 resulting in approximately $492,000 in additional interest expense. Additionally, the increase in interest rates associated with the Federal Reserve rate increases in 2000 resulted in $531,000 additional interest expense as the Company's average interest rate increased from 8.3% for the three months ended March 26, 2000 to 9.8% for the three months ended April 1, 2001. The Company primarily utilizes the three and six month LIBOR for its revolving credit agreement and recent Federal Reserve rate cuts in 2001 did not impact the Company's interest expense in 2001.


Provision for Income Taxes

     Provision for income taxes increased from $2.4 million for the three months ended March 26, 2000 to $2.8 million for the three months ended April 1, 2001, reflecting effective income tax rates of 43.5% and 40.9%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to an increase in non-deductible goodwill amortization resulting from acquisition activity. The effective rate in the three months ended March 26, 2000 was higher than the effective rate in the three months ended April 1, 2001 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the earlier period as a result of the non-recurring restructuring charge recorded in the three months ended March 26, 2000.


Liquidity and Capital Resources

     At April 1, 2001, the Company had cash of $4.3 million, excluding restricted cash in NavigantVacations.com, working capital of $36.4 million ($31.1 million excluding restricted cash in NavigantVacations.com), borrowings of $57.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $6.1 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $93.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at April 1, 2001 was approximately $280.0 million.

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

     During the three months ended April 1, 2001, net cash provided by operating activities was $4.4 million which was negatively impacted by the timing of receipts of certain rebates from vendors being later at April 1, 2001 compared to December 31, 2000. Net cash used in investing activities was $5.6 million, including $1.3 million for additions to property and equipment, such as computer equipment and office furniture, and $5.8 million for the acquisition of the 2001 Purchased Companies and earn-out considerations. Net cash provided by financing activities was $2.0 million, consisting of $5.6 million for repayments by the Company of long-term indebtedness and $300,000 for the repurchase of common stock offset by net increases of $7.8 million in the Company's credit facility primarily to finance the 2001 Purchased Companies.

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

     On August 31, 2000, the Company signed an amendment to its secured $125.0 million Credit Facility, increasing the revolving credit facility to $150.0 million with the same terms and conditions. The Credit Facility is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

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


New Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (``FAS 133''). FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 in the first quarter of 2001 did not have a significant effect on the Company's results of operations or its financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Based upon the Company's average borrowings under the Credit Facility for the three months ended April 1, 2001, a 50 basis point movement in the base rate or the LIBOR rate would approximate a $285,000 annualized increase or decrease in interest expense.

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

     The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about, among other things, U.S. Office Products' plans to engage in the strategic restructuring, which included a spin-off of its travel business to its existing shareholders. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of April 1, 2001, the approximate book value of these two subsidiaries was $13.2 million. The Company has been, and intends to continue vigorously defending against this lawsuit.

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

               Not applicable

          (b)  Reports on Form 8-K

               Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Date: May 16, 2001.


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