Form 10-Q/A
period 2001-04-01
NAVIGANT INTERNATIONAL INC
filed 2001-05-17
CIK 1055455

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                               INDEX TO FORM 10-Q
                               ------------------

THIS 10-Q/A AMENDS, RESTATES AND REPLACES IN ITS ENTIRETY THE 10-Q FILED ON MAY 15, 2001.


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

        SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                     April 1,             December 31,
                                                                               --------------------   ---------------------
                                                                                       2001                    2000
                                                                               --------------------   ---------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.................................................              $  4,256                $  3,100
   Restricted cash in NavigantVacations.com..................................                 5,245                   6,690
   Accounts receivable, less allowance for doubtful accounts of $578 and
    $696, respectively.......................................................                53,885                  50,487

   Prepaid expenses and other current assets.................................                 5,502                   4,117
   Deferred income taxes.....................................................                 2,403                   2,534
   Income tax receivable.....................................................                 2,627                   3,720
                                                                                           --------                --------
       Total current assets..................................................                73,918                  70,648

Property and equipment, net..................................................                27,371                  28,079
Intangible assets, net.......................................................               230,144                 226,971
Other assets.................................................................                 5,821                   5,613
                                                                                           --------                --------
       Total assets..........................................................              $337,254                $331,311
                                                                                           ========                ========
                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term portion of long-term debt......................................              $  4,153                $  9,375
   Short-term portion of capital lease obligations...........................                   333                     658
   Accounts payable..........................................................                 4,591                   3,664
   Accrued compensation......................................................                 8,528                   7,697
   Other accrued liabilities.................................................                26,751                  26,298
                                                                                           --------                --------
       Total current liabilities.............................................                44,356                  47,692

Long-term debt, net of short-term portion....................................               138,613                 130,790
Capital lease obligations....................................................                    11                      36
Deferred income taxes........................................................                 1,228                   1,535
Other long-term liabilities..................................................                 3,706                   5,199
                                                                                           --------                --------
       Total liabilities.....................................................               187,914                 185,252
                                                                                           --------                --------

Minority interest in NavigantVacations.com...................................                13,597                  13,572
                                                                                           --------                --------

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     13,191,000 issued (13,163,000 at December 31, 2000).....................                    13                      13
   Additional paid-in-capital................................................               115,206                 115,085
   Treasury stock............................................................               (10,264)                 (9,922)
   Accumulated other comprehensive income (loss).............................                (1,757)                 (1,222)
   Retained earnings.........................................................                32,545                  28,533
                                                                                           --------                --------
       Total stockholders' equity............................................               135,743                 132,487
                                                                                           --------                --------
       Total liabilities and stockholders' equity............................              $337,254                $331,311
                                                                                           ========                ========


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                                               For the Three Months Ended
                                                                          April 1, 2001         March 26 2000
                                                                       --------------------  --------------------
                                                                           (Unaudited)           (Unaudited)

Revenues.............................................................              $82,913               $73,313

Operating expenses...................................................               46,579                40,572
General and administrative expenses..................................               22,370                20,046
Depreciation and amortization expense................................                3,606                 2,964
Restructuring charge.................................................                                      1,900
                                                                                   -------               -------
     Operating income................................................               10,358                 7,831

Other (income) expenses:
  Interest expense...................................................                3,477                 2,457
  Interest income....................................................                 (102)                 (218)
  Other..............................................................                  115                    49
                                                                                   -------               -------
Income before provision for income taxes.............................                6,868                 5,543
Provision for income taxes...........................................                2,812                 2,413
                                                                                   -------               -------
Income before minority interest......................................                4,056                 3,130
Minority interest....................................................                   25                    75
                                                                                   -------               -------
Net income...........................................................                4,031                 3,055

Other comprehensive income:
Foreign currency translation adjustment                                               (535)                   (4)
                                                                                   -------               -------
Comprehensive income                                                               $ 3,496               $ 3,051
                                                                                   =======               =======

Weighted average number of common shares outstanding:
  Basic..............................................................               11,975                12,503
  Diluted............................................................               12,010                12,773

Net income per share:
  Basic..............................................................                $0.34                 $0.24
  Diluted............................................................                $0.34                 $0.24


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  For the Three Months Ended
                                                                            April 1, 2001            March 26, 2000
                                                                       ------------------------  -----------------------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                          $  4,031                 $  3,055
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization expense....................                             3,606                    2,964
   Minority interest........................................                                25                       75
   Restructuring charges....................................                                                        213
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
     Accounts receivable....................................                            (3,388)                  (4,790)
     Prepaid expenses and other assets......................                            (1,592)                  (1,320)
     Accounts payable.......................................                               919                      138
     Accrued liabilities....................................                             2,081                    5,251
     Other long-term liabilities............................                            (1,331)                    (102)
                                                                                      --------                 --------
      Net cash provided by operating activities.............                             4,351                    5,484
                                                                                      --------                 --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                            (1,317)                  (1,303)
  Restricted cash equivalents in NavigantVacations.com, net.                             1,445                      263
  Cash paid in acquisitions and earn-outs consideration,
   net of cash received.....................................                            (5,764)                 (18,243)
                                                                                      --------                 --------
      Net cash used in investing activities.................                            (5,636)                (19,283)
                                                                                      --------                 --------

Cash flows from financing activities:
  Payments of long-term debt................................                            (5,580)                  (2,181)
  Proceeds from credit facility, net........................                             7,823                   19,200
  Repurchase of common stock................................                              (343)                  (2,977)
  Proceeds from exercise of stock options, net..............                               121                      230
                                                                                      --------                 --------
       Net cash provided by financing activities............                             2,021                   14,272

Effect of exchange rate changes on cash.....................                               420                     (114)
                                                                                      --------                 --------
Net increase in cash and cash equivalents...................                             1,156                      359
Cash and cash equivalents at beginning of period............                             3,100                    2,003
                                                                                      --------                 --------
Cash and cash equivalents at end of period..................                          $  4,256                 $  2,362
                                                                                      ========                 ========

Supplemental disclosures of cash flow information:
  Interest paid.............................................                          $  1,341                 $  2,084
  Income taxes paid.........................................                          $  1,535                 $    584

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


Liquidity and Capital Resources

     At April 1, 2001, the Company had cash of $4.3 million, excluding restricted cash in NavigantVacations.com, working capital of $29.6 million ($24.3 million excluding restricted cash in NavigantVacations.com), borrowings of $57.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $6.1 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $93.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at April 1, 2001 was approximately $278.9 million.

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