Form 10-Q
period 2001-07-01
NAVIGANT INTERNATIONAL INC
filed 2001-08-15
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 1, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from___________ to____________

                    Commission file number 000-24387


                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  52-2080967
------------------------------------        ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        84 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                               80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number:  (303) 706-0800
                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No _________
                                                -----

     As of August 1, 2001, the Registrant had outstanding 14,756,000 shares of its common stock, par value $0.001 per share and 1,194,000 shares of treasury stock outstanding.

                               INDEX TO FORM 10-Q
                               ------------------


Part I.   FINANCIAL INFORMATION:

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets -
               July 1, 2001 (Unaudited) and December 31, 2000.............     3

             Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended July 1, 2001 and June 25, 2000..     4

             Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended July 1, 2001 and June 25, 2000............     5

             Notes to Consolidated Financial Statements...................     6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  7-13

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risks.........................................    13

Part II.  OTHER INFORMATION:

     Item 1. Legal Proceedings............................................    14
     Item 2. Changes in Securities........................................    14
     Item 3. Defaults Upon Senior Securities..............................    14
     Item 4. Submission of Matters to a Vote of Security Holders..........    14
     Item 5. Other Information............................................    14
     Item 6. Exhibits and Reports on Form 8-K............................. 14-15

     SIGNATURES

                          NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                             July 1,           December 31,
                                                                                             ------            -----------
                                                                                              2001                 2000
                                                                                              ----                 ----
ASSETS                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents............................................................   $  4,658                $  3,100
   Restricted cash in FireVine..........................................................      3,992                   6,690
   Accounts receivable, less allowance for doubtful accounts of $1,232 and
    $424, respectively..................................................................     78,697                  50,487
   Prepaid expenses and other current assets............................................     10,299                   4,117
   Deferred income taxes................................................................      5,703                   2,534
   Income tax receivable................................................................      3,144                   3,720
                                                                                           --------                --------
       Total current assets.............................................................    106,493                  70,648

Property and equipment, net.............................................................     31,067                  28,079
Intangible assets, net..................................................................    303,647                 226,971
Other assets............................................................................      5,741                   5,613
                                                                                           --------                --------
       Total assets.....................................................................   $446,948                $331,311
                                                                                           ========                ========

                   LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Short-term portion of long-term debt.................................................   $  7,026                $  9,375
   Short-term portion of capital lease obligations......................................        205                     658
   Accounts payable.....................................................................      8,280                   3,664
   Accrued compensation.................................................................     11,339                   7,697
   Other accrued liabilities............................................................     35,167                  26,298
                                                                                           --------                --------
       Total current liabilities........................................................     62,017                  47,692

Long-term debt, net of short-term portion...............................................    192,000                 130,790
Capital lease obligations...............................................................          4                      36
Deferred income taxes...................................................................      1,593                   1,535
Other long-term liabilities.............................................................      9,364                   5,199
                                                                                           --------                --------
       Total liabilities................................................................    264,978                 185,252
                                                                                           --------                --------

Minority interest in FireVine...........................................................     13,636                  13,572
                                                                                           --------                --------

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     14,756,000 issued and outstanding (13,163,000 at December 31, 2000)................         14                      13
   Additional paid-in-capital...........................................................    143,098                 115,085
   Treasury stock.......................................................................    (10,264)                 (9,922)
   Accumulated other comprehensive income (loss)........................................     (1,627)                 (1,222)
   Retained earnings....................................................................     37,113                  28,533
                                                                                           --------                --------
       Total stockholders' equity.......................................................    168,334                 132,487
                                                                                           --------                --------
       Total liabilities and stockholders' equity.......................................   $446,948                $331,311
                                                                                           ========                ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                    For the Three Months Ended      For the Six Months Ended
                                                   July 1, 2001   June 25, 2000   July 1, 2001   June 25, 2000
                                                   -------------  --------------  -------------  --------------
                                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Revenues.........................................       $95,055         $81,838       $177,968        $155,151

Operating expenses...............................        53,997          45,122        100,576          85,694
General and administrative expenses..............        25,346          21,931         47,717          41,977
Depreciation and amortization expense............         4,201           3,044          7,807           6,008
Restructuring charge.............................                                                        1,900
                                                        -------         -------       --------        --------
     Operating income............................        11,511          11,741         21,868          19,572

Other (income) expenses:
  Interest expense...............................         3,336           2,892          6,813           5,349
  Interest income................................           (90)           (193)          (192)           (411)
  Other..........................................           131             111            246             160
                                                        -------         -------       --------        --------
Income before provision for income taxes.........         8,134           8,931         15,001          14,474
Provision for income taxes.......................         3,331           3,629          6,142           6,042
                                                        -------         -------       --------        --------
Income before minority interest..................         4,803           5,302          8,859           8,432
Minority interest................................            39            (213)            64            (138)
                                                        -------         -------       --------        --------
Net income.......................................         4,764           5,515          8,795           8,570

Other comprehensive income (loss):
Foreign currency translation adjustment                     130            (479)          (405)           (475)
                                                        -------         -------       --------        --------
Comprehensive income                                    $ 4,894         $ 5,036       $  8,390        $  8,095
                                                        =======         =======       ========        ========

Weighted average number of common shares
  outstanding:
  Basic..........................................        12,285          12,250         12,130          12,310
  Diluted........................................        12,679          12,377         12,524          12,521

Net income per share:............................
  Basic..........................................       $  0.39         $  0.45       $   0.73        $   0.70
  Diluted........................................       $  0.38         $  0.45       $   0.70        $   0.68

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                   For the Six Months Ended
                                                                             July 1, 2001             June 25, 2000
                                                                             ------------             -------------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income..........................................................          $  8,795                 $  8,570
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization expense..............................             7,807                    6,008
   Minority interest..................................................                64                     (138)
   Non-cash portion of restructuring charge...........................                                        213
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in combinations
    accounted for under the purchase method):
     Accounts receivable..............................................            (2,648)                  (2,128)
     Prepaid expenses and other assets................................            (1,743)                  (1,605)
     Accounts payable.................................................               (50)                      42
     Accrued liabilities..............................................            (2,845)                   2,210
     Other long-term liabilities......................................            (1,841)                  (1,370)
                                                                                --------                 --------
       Net cash provided by operating activities......................             7,539                   11,802
                                                                                --------                 --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals...............            (3,071)                  (3,312)
  Proceeds from disposal of building..................................             5,350
  Restricted cash equivalents in FireVine, net........................             2,698                    1,140
  Cash paid in acquisitions and earn-outs consideration,
   net of cash received...............................................           (44,318)                 (18,943)
                                                                                --------                 --------
       Net cash used in investing activities..........................           (39,341)                 (21,115)
                                                                                --------                 --------

Cash flows from financing activities:
  Payments of long-term debt..........................................           (10,477)                  (2,600)
  Proceeds from credit facility, net..................................            42,538                   18,744
  Repurchase of common stock..........................................              (343)                  (4,540)
  Proceeds from exercise of stock options, net........................             1,026                      230
                                                                                --------                 --------
       Net cash provided by (used in) financing activities............            32,744                   11,834
                                                                                --------                 --------

Effect of exchange rate changes on cash...............................               616                     (256)
                                                                                --------                 --------

Net increase in cash and cash equivalents.............................             1,558                    2,265
Cash and cash equivalents at beginning of period......................             3,100                    2,003
                                                                                --------                 --------
Cash and cash equivalents at end of period............................          $  4,658                 $  4,268
                                                                                ========                 ========

Supplemental disclosures of cash flow information:
  Interest paid.......................................................          $  6,748                 $  4,495
  Income taxes paid...................................................          $  4,870                 $  3,803

          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

NOTE 1--BACKGROUND

     Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the largest corporate travel management companies in the United States based on airline sales. The Company manages all aspects of its clients' travel
processes, focusing on reducing their travel expenses.   The Company through
SATO Travel Holding Co., Inc., which was acquired June 2001, provides airline travel reservation services to the U.S. Government and its employees and the private sector organizations.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended July 1, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.


NOTE 3--BUSINESS COMBINATIONS

     From January 1, 2001 to July 1, 2001, the Company made four acquisitions. These four acquisitions were accounted for under the purchase method for an aggregate purchase price of $66,007 consisting of cash, net of cash acquired, of $37,830, notes payable of $3,938 and 1,469,000 shares of common stock valued on date of issuance at $16.50 per share or $24,239. Additionally options in acquired entities were converted into $182,118 Navigant options with a fair market value of $2,670 resulting in additional purchase consideration. The total assets related to these four acquisitions were $107,256 including intangible assets of $72,331. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Additionally, additional purchase consideration aggregating $6,488 has been paid in 2001 based on subsequent earnings or completion of financial audits of the previously acquired entities.


See additional disclosure on the acquisition of SATO Travel Holding Co., Inc. in the Company's Form 8-K/A dated August 14, 2001.


NOTE 4--SALE LEASEBACK TRANSACTION

     On June 25, 2001, the Company completed a sale leaseback transaction for its headquarters facility. The building with a net book value of $3,113 was sold for $5,350 after deducting selling expenses and other related costs. The resultant gain of $2,237 was deferred and will be amortized over the life of the new lease agreement.

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

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer on-line services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, changes in the Company's ability to amortize goodwill, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

Introduction

     The Company provides travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services, throughout the United States, Canada, Brazil, the United Kingdom, and thirteen other countries.

     The Company's consolidated financial statements include the results of operations for the four companies acquired in business combinations in 2001 accounted for under the purchase method (the "2001 Purchased Companies") and the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") from their respective dates of acquisition.

Sources of Revenue

     Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. However, since 1995, the airlines instituted various commission caps and cut the base commission on domestic and international tickets.

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

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 69.1% and 68.6% of total direct operating expenses in the three and six months ended July 1, 2001, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 56.3% and 55.6% of total general and administrative expenses in the three and six months ended July 1, 2001, respectively), occupancy costs and other costs.

Results of Operations

     The following table sets forth various items as a percentage of revenues for the three and six months ended July 1, 2001 and June 25, 2000.


                                                 For the Three Months                    For the Six Months
                                                 --------------------                    ------------------
                                                       Ended                                   Ended
                                                       -----                                   -----
                                                 July 1,        June 25,             July 1,        June 25,
                                                  2001            2000                2001            2000
                                                  ----            ----                ----            ----
Revenues...................................      100.0%          100.0%              100.0%          100.0%
Operating expenses.........................       56.8            55.1                56.5            55.2
General and administrative expenses........       26.7            26.9                26.8            27.1
Depreciation and amortization expense......        4.4             3.7                 4.4             3.9
Non-recurring restructuring charge.........                                                            1.2
                                                  ----           -----                ----           -----
   Operating income........................       12.1            14.3                12.3            12.6
Interest expense, net......................        3.4             3.3                 3.7             3.2
Other (income) expense.....................        0.1             0.1                 0.1             0.1
                                                  ----           -----                ----           -----
Income before provision for income taxes...        8.6            10.9                 8.5             9.3

Provision for income taxes.................         3.5               4.4               3.5               3.9
                                                   ----             -----              ----             -----
Income before minority interest............         5.1%              6.5%              5.0%              5.4%
                                                   ====             =====              ====             =====

Revenues

     Consolidated revenues increased 16.2%, from $81.8 million for the three months ended June 25, 2000 to $95.1 million for the three months ended July 1, 2001. This increase was primarily due to the inclusion of the revenues from the 2001 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $19.2 million in consolidated revenues. Offsetting this increase was a decrease in revenues in 2001 associated with the overall downturn in the economy. There was a substantial reduction in business travel across all sectors. For the Company, transactions were down approximately 12 percent during the quarter with the majority of the decrease occurring in May and June.

     Consolidated revenues increased 14.7%, from $155.2 million for the six months ended June 25, 2000 to $178.0 million for the six months ended July 1, 2001. This increase was primarily due to the inclusion of the revenues from the 2001 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $24.8 million in consolidated revenues. Additionally, the Company's internal growth during the latter part of 2000 and first quarter 2001 was offset by a decrease in revenues in the second quarter 2001 associated with the overall downturn in the economy. There was substantial reduction in business travel across all sectors. For the Company, transactions were down approximately 12 percent during the second quarter with the majority of the decrease occurring in May and June.

Operating Expenses

     Operating expenses increased 19.7%, from $45.1 million, or 55.1% of revenues, for the three months ended June 25, 2000 to $54.0 million, or 56.8% of revenues, for the three months ended July 1, 2001. The increase in operating expense as a percentage of revenues was due primarily to the substantial reduction in business travel resulting in a 12 percent decline in transactions in which the Company was unable to reduce staffing levels at the same pace and certain fixed operating expenses were spread over a smaller revenue base.

     Operating expenses increased 17.4%, from $85.7 million, or 55.2% of revenues, for the six months ended June 25, 2000 to $100.6 million, or 56.5% of revenues, for the six months ended July 1, 2001. The increase in operating expense as a percentage of revenues was due primarily to the substantial reduction in business travel in the second quarter 2001 resulting in a 12 percent decline in transactions for the quarter in which the Company was unable to reduce staffing levels at the same pace resulting in certain fixed operating expenses being spread over a smaller revenue base. Additionally, during the first quarter 2001, operating expense as a percentage of revenues increased due to increased customer service demands during that current quarter associated with continued labor related issues at United Airlines and Delta Airlines, the poor weather and some decline in productivity associated with a decline in travel bookings in certain parts of the country partially offset by internal growth and the result of spreading certain fixed operating expenses over a larger revenue base during the quarter.

General and Administrative Expenses

     General and administrative expenses increased 15.6%, from $21.9 million, or 26.9% of revenues, for the three months ended June 25, 2000 to $25.3 million, or 26.7% of revenues, for the three months ended July 1, 2001. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading fixed general and administrative costs over a larger revenue base. Additionally, the general and administrative costs have decreased as a percentage of revenue as a result of the $1.9 million restructuring recorded in the first quarter 2001 and cost other cutting measures taken in 2000 and 2001.

     General and administrative expenses increased 13.7%, from $42.0 million, or 27.1% of revenues, for the six months ended June 25, 2000 to $47.7 million, or 26.8% of revenues, for the six months ended July 1, 2001. The decrease in general and administrative expenses as a percentage of revenues was due primarily to spreading fixed general and administrative costs over a larger revenue base. Additionally, the general and administrative costs have decreased as a percentage of revenue as a result of the $1.9 million restructuring recorded in the first quarter 2001 and other cost cutting measures taken in 2000 and 2001.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 38.0%, from $3.0 million, or 3.7% of revenues, for the three months ended June 25, 2000 to $4.2 million, or 4.4% of revenues, for the three months ended July 1, 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000. Additionally, SATO Travel which was acquired in June has a higher percentage of depreciation expense than historical acquisitions and Navigant due to the larger call centers with higher technology requirements than Navigant's existing call centers.

     Depreciation and amortization expense increased 29.9%, from $6.0 million, or 3.9% of revenues, for the six months ended June 25, 2000 to $7.8 million, or 4.4% of revenues, for the six months ended July 1, 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000.

Interest Expense, Net

     Interest expense, net, increased from $2.7 million or 3.3% of revenues, for the three months ended June 25, 2000 to $3.2 million, or 3.4% of revenues, for the three months ended July 1, 2001. The increase was attributable to lower interest income of $103,000 due to a decrease in restricted cash in FireVine and the financing of acquisitions of the 2000 and 2001 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended July 1, 2001 increased to $148.4 million, compared to $127.5 million for the three months ended June 25, 2000 resulting in approximately $473,000 in additional interest expense. Additionally, the decrease in interest rates in 2001 resulted in $125,000 less interest expense as the Company's average interest rate decreased from 9.0% for the three months ended June 25, 2000 to 8.8% for the three months ended July 1, 2001. The Company has $80 million of fixed rate senior secured notes and primarily utilizes the three and six month LIBOR for its revolving credit agreement and therefore, recent Federal Reserve rate cuts in 2001 did not materially impact the Company's interest expense in 2001.

     Interest expense, net, increased from $4.9 million or 3.2% of revenues, for the six months ended June 25, 2000 to $6.6 million, or 3.7% of revenues, for the six months ended July 1, 2001. The increase was attributable to lower interest income of $219,000 due to a decrease in restricted cash in FireVine and the financing of acquisitions of the 2000 and 2001 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the six months ended July 1, 2001 increased to $143.4 million, compared to $116.4 million for the six months ended June 25, 2000 resulting in approximately $1.5 million in additional interest expense. Additionally, the interest rates were substantially flat as the Company's average interest rate was 9.2% for the six months ended June 25, 2000 and the six months ended July 1, 2001. The Company issued $80 million in senior secured notes in November 2000 with an interest rate of 9.84% and since the Company primarily utilizes the three and six month LIBOR for its revolving credit agreement, recent Federal Reserve rate cuts in 2001 did not materially impact the Company's interest expense in 2001 and Federal Reserve rate increases in 2000 (the last was May 2000), did not materially impact the Company's interest expense in 2000 until the latter part of last year.

Provision for Income Taxes

     Provision for income taxes decreased from $3.6 million for the three months ended June 25, 2000 to $3.3 million for the three months ended July 1, 2001, reflecting effective income tax rates of 40.7% and 41.0%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity.

     Provision for income taxes increased from $6.0 million for the six months ended June 25, 2000 to $6.1 million for the six months ended July 1, 2001, reflecting effective income tax rates of 41.7% and 40.9%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rate in the six months ended July 1, 2001 was slightly lower than the effective rate in the six months ended June 25, 2000 due to a lower ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 2000 and early 2001 that caused the level of deductible goodwill to non-deductible goodwill to be more favorable and a higher level of pre-tax income in the six months ended July 1, 2001.

Liquidity and Capital Resources

     At July 1, 2001, the Company had cash of $4.7 million, excluding restricted cash in FireVine, working capital of $44.5 million ($40.5 million excluding restricted cash in FireVine), borrowings of $112.0 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $7.2 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $38.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at July 1, 2001 was approximately $367.6 million.

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

     During the six months ended July 1, 2001, net cash provided by operating activities was $7.5 million. The net cash provided by operating activities was negatively impacted by the timing of receipts of certain rebates from vendors being later at July 1, 2001 compared to December 31, 2000 and the timing of customer deposits due to a reduction in meetings and incentive events due to the declining business environment. Net cash used in investing activities was $39.3 million, including $3.1 million for additions to property and equipment, such as computer equipment and office furniture, and $44.3 million for the acquisition of the 2001 Purchased Companies offset by $5.4 million net proceeds from the disposal of the corporate headquarters. Net cash provided by financing activities was $32.7 million, consisting of $10.5 million for repayments by the Company of long-term indebtedness offset by net increases of $44.3 million in the Company's credit facility primarily to finance the 2001 Purchased Companies and proceeds from the exercise of stock options of $1.0 million.

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

     The Financial Accounting Standards Board issued in June 2001 Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). FAS 141 eliminates pooling of interest as a method of accounting for acquisitions subsequent to June 30, 2001. FAS 142 eliminates the amortization of goodwill on an annual basis and requires an annual impairment test to determine whether the goodwill should be adjusted downward to the fair market value of the reporting units. The Company is currently in the process of determining the effect that these pronouncements will have on its operating results. Goodwill amortization expense recorded during the three months ended July 1, 2001 and June 25, 2000 was $2.0 million and $1.6 million, respectively and during the six months ended July 1, 2001 and June 25, 2000 was $3.8 million and $3.2 million respectively. Assuming that the entire goodwill amortization ceases, EPS for the three months ended July 1, 2001 and June 25, 2000 would have been $0.53 and $0.57, respectively, or $0.59 and $0.57, respectively, excluding FireVine. For the six months ended July 1, 2001 and June 25, 2000, EPS would have been $1.00 and $0.94, respectively, or $1.10 and $0.94, respectively, excluding FireVine.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Based upon the Company's borrowings under the Credit Facility at July 1, 2001, a 50 basis point movement in the base rate or the LIBOR rate would approximate $960,000 annualized increase or decrease in interest expense.

PART II.  OTHER INFORMATION.
----------------------------


     ITEM 1.  LEGAL PROCEEDINGS.
     ---------------------------


See the disclosure included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2001. The Company does not believe that the status of legal proceedings otherwise is materially different than at the date of its prior Quarterly Report.

     Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.


     ITEM 2.  CHANGES IN SECURITIES.
     -------------------------------

          On June 12, 2001, the Company issued 1,469,388 shares of its common stock to the four stockholders of SATO Travel Holding Co., in partial payment for the acquisition of all outstanding stock of SATO owned by them. These shares were issued in reliance upon the exemption from registration under the Securities Act of 1933 (the "Act") provided by Section 4(2) of the Act. The purchasers were sophisticated investors who adequate access to information concerning the Company. The purchasers represented they were acquiring the shares for investment and not with a view to the distribution of such shares. Legends restricting transfer except in compliance with the Act were placed on the certificate representing the shares.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     -----------------------------------------

          Not applicable.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
     ---------------------------------------------------------------

          At the Company's Annual Meeting of Stockholders, held on May 15, 2001, the Company's stockholders elected the following directors for a three-year term:

                                            For             Withheld
                                            ---             --------
          Edward S. Adams                   10,878,895      352,395
          Vassilios Sirpolaidis             11,121.250      110,040

          The remaining directors whose terms continue after the meeting date are Ned A. Minor and D. Craig Young.

          The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2001 by a vote of 11,117,692 for, 112,462 against, and 1,136 abstained.


     ITEM 5.  OTHER INFORMATION.
     ---------------------------

          Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

               Not applicable

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated June 28, 2001, regarding the Company's acquisition of SATO Travel Holding Co., Inc. on June 14, 2001. This report was subsequently amended by Form 8-K/A dated August 14, 2001.

               In addition, the Company filed a report on Form 8-K dated July 2, 2001, providing public guidance regarding the impact of the sluggish U.S. economy on the Company's earnings.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 15, 2001.



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