Form 10-Q
period 2001-09-30
NAVIGANT INTERNATIONAL INC
filed 2001-11-14
CIK 1055455

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

               For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


          Commission file number 000-24387

                         NAVIGANT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                   52-2080967
-------------------------------------        -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


       84 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                                80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number: (303) 706-0800
                               --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No _______
                                              -------

          As of November 1, 2001, the Registrant had outstanding 14,756,000 shares of its common stock, par value $0.001 per share and 1,244,000 shares of treasury stock outstanding.

                              INDEX TO FORM 10-Q
                              ------------------

Part I.   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets -
                   September 30, 2001 (Unaudited) and December 31, 2000...........................       3

                 Consolidated Statements of Income (Unaudited) -
                   Three and Nine Months Ended September 30, 2001 and September 24, 2000..........       4

                 Consolidated Statements of Cash Flows (Unaudited) -
                   Nine Months Ended September 30, 2001 and September 24, 2000....................       5

                 Notes to Consolidated Financial Statements.......................................   6 - 7

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................  8 - 16

        Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risks.............................................................      16

Part II.  OTHER INFORMATION:

        Item 1.  Legal Proceedings................................................................      17
        Item 2.  Changes in Securities............................................................      17
        Item 3.  Defaults Upon Senior Securities..................................................      17
        Item 4.  Submission of Matters to a Vote of Security Holders..............................      17
        Item 5.  Other Information................................................................      17
        Item 6.  Exhibits and Reports on Form 8-K.................................................      17

        SIGNATURES

                         NAVIGANT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                September 30,    December 31,
                                                                                -------------    ------------
                                                                                    2001             2000
                                                                                   -----            -----
                                   ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents.................................................     $  2,472        $  3,100
   Restricted cash in FireVine...............................................        3,001           6,690
   Accounts receivable, less allowance for doubtful accounts of $1,478 and
     $424, respectively......................................................       66,697          50,487

   Prepaid expenses and other current assets.................................        8,064           4,117
   Deferred income taxes.....................................................        5,726           2,534
   Income tax receivable.....................................................        6,852           3,720
                                                                                  --------        --------
       Total current assets..................................................       92,812          70,648

Property and equipment, net..................................................       30,342          28,079
Intangible assets, net.......................................................      302,930         226,971
Other assets.................................................................        7,557           5,613
                                                                                  --------        --------
       Total assets..........................................................     $433,641        $331,311
                                                                                  ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term portion of long-term debt......................................     $  5,481        $  9,375
   Short-term portion of capital lease obligations...........................          112             658
   Accounts payable..........................................................        2,631           3,664
   Accrued compensation......................................................       12,459           7,697
   Other accrued liabilities.................................................       31,944          26,298
                                                                                  --------        --------
       Total current liabilities.............................................       52,627          47,692

Long-term debt, net of short-term portion....................................      197,895         130,790
Capital lease obligations....................................................                           36
Deferred income taxes........................................................        1,616           1,535
Other long-term liabilities..................................................        8,621           5,199
                                                                                  --------        --------
       Total liabilities.....................................................      260,759         185,252
                                                                                  --------        --------

Minority interest in FireVine................................................       13,693          13,572
                                                                                  --------        --------

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value, 150,000,000 shares authorized;
     14,756,000 issued  (13,163,000 at December 31, 2000)....................           14              13
   Additional paid-in-capital................................................      143,078         115,085
   Treasury stock............................................................      (10,928)         (9,922)
   Accumulated other comprehensive loss:
     Foreign currency translation adjustment.................................       (3,016)         (1,222)
     Derivatives qualifying as hedges........................................       (1,841)
                                                                                  --------        --------
                                                                                    (4,857)         (1,222)
   Retained earnings.........................................................       31,882          28,533
                                                                                  --------        --------
       Total stockholders' equity............................................      159,189         132,487
                                                                                  --------        --------
       Total liabilities and stockholders' equity............................     $433,641        $331,311
                                                                                  ========        ========

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)



                                                      For the Three Months Ended        For the Nine Months Ended
                                                   Sept. 30, 2001   Sept. 24, 2000   Sept. 30, 2001   Sept. 24, 2000
                                                   ---------------  ---------------  ---------------  ---------------
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues.........................................         $90,015          $79,777         $267,983         $234,928

Operating expenses...............................          57,462           44,911          158,038          130,605
General and administrative expenses..............          30,755           22,057           78,472           64,034
Depreciation and amortization expense............           4,989            2,962           12,796            8,970
Restructuring charge.............................                                                              1,900
                                                          -------          -------         --------         --------
     Operating income (loss).....................          (3,191)           9,847           18,677           29,419

Other (income) expenses:
  Interest expense...............................           4,669            3,043           11,482            8,392
  Interest income................................             (60)            (186)            (252)            (598)
  Other..........................................             126              112              372              273
                                                          -------          -------         --------         --------
Income (loss) before income taxes................          (7,926)           6,878            7,075           21,352
Provision (benefit) for income taxes.............          (2,638)           2,868            3,504            8,910
                                                          -------          -------         --------         --------
Income (loss) before minority interest...........          (5,288)           4,010            3,571           12,442
Minority interest................................              58             (481)             122             (619)
                                                          -------          -------         --------         --------
Net income (loss)................................          (5,346)           4,491            3,449           13,061

Other comprehensive loss:
Foreign currency translation adjustment..........          (1,389)            (613)          (1,794)          (1,088)
Derivatives qualifying as hedges.................          (1,841)
                                                          -------          -------         --------         --------
Comprehensive income (loss)                               $(8,576)         $ 3,878         $  1,655         $ 11,973
                                                          =======          =======         ========         ========

Weighted average number of common shares
 outstanding:
  Basic..........................................          13,541           12,173           12,600           12,309
  Diluted........................................          13,541           12,233           13,071           12,453

Net income (loss) per share:.....................
  Basic..........................................         $ (0.39)         $  0.37         $   0.27         $   1.06
  Diluted........................................         $ (0.39)         $  0.37         $   0.26         $   1.05

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                                   For the Nine Months Ended
                                                                            Sept. 30, 2001           Sept. 24, 2000
                                                                       ------------------------  -----------------------
                                                                             (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income................................................                  $  3,449                 $ 13,061
  Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization expense....................                    12,796                    8,970
   Minority interest........................................                       122                     (739)
   Non-cash portion of restructuring charge.................                                                213
   Changes in current assets and liabilities (net of assets
     acquired and liabilities assumed in combinations
     accounted for under the purchase method):
     Accounts receivable....................................                     9,701                   (3,323)
     Prepaid expenses and other assets......................                        10                     (669)
     Accounts payable.......................................                    (5,699)                  (1,641)
     Accrued liabilities....................................                    (9,149)                     518
     Other long-term liabilities............................                    (2,594)                  (1,465)
                                                                              --------                 --------
       Net cash provided by operating activities............                     8,636                   14,925
                                                                              --------                 --------

Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....                    (5,007)                  (6,978)
  Proceeds from disposal of building........................                     5,350
  Restricted cash equivalents in FireVine, net..............                     3,689                    4,869
  Cash paid in acquisitions and earn-outs consideration,
     net of cash received...................................                   (44,737)                 (36,819)
                                                                              --------                 --------
       Net cash used in investing activities................                   (40,705)                 (38,928)
                                                                              --------                 --------

Cash flows from financing activities:
  Payments of long-term debt................................                   (12,586)                  (4,266)
  Proceeds from credit facility, net........................                    45,470                   37,000
  Repurchase of common stock................................                    (1,006)                  (4,621)
  Proceeds from exercise of stock options, net..............                     1,005                      241
                                                                              --------                 --------
       Net cash provided by financing activities............                    32,883                   28,354
                                                                              --------                 --------

Effect of exchange rate changes on cash.....................                    (1,442)                    (796)
                                                                              --------                 --------

Net increase (decrease) in cash and cash equivalents........                      (628)                   3,555
Cash and cash equivalents at beginning of period............                     3,100                    2,003
                                                                              --------                 --------
Cash and cash equivalents at end of period..................                  $  2,472                 $  5,558
                                                                              ========                 ========

Supplemental disclosures of cash flow information:
  Interest paid.............................................                  $  8,289                 $  8,302
  Income taxes paid.........................................                  $  5,958                 $  7,660

         See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

NOTE 1--BACKGROUND

     Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the largest corporate travel management companies in the United States based on airline ticket sales. The Company manages all aspects of its clients'
travel processes, focusing on reducing their travel expenses.   The Company
through SATO Travel Holding Co., Inc. ("SATO"), which was acquired June 2001, provides airline travel reservation services to the U.S. Government and its employees and the private sector organizations.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.


NOTE 3--BUSINESS COMBINATIONS

     From January 1, 2001 to September 30, 2001, the Company made five acquisitions. These five acquisitions were accounted for under the purchase method for an aggregate purchase price of $67,473 consisting of cash, net of cash acquired, of $38,949, notes payable of $4,285 and 1,469,000 shares of common stock valued on date of issuance at $16.50 per share or $24,239. Additionally, options in acquired entities were converted into 182,118 Navigant options with a fair market value of $2,670 resulting in additional purchase consideration. The total assets related to these five acquisitions were $111,917 including intangible assets of $76,606. The results of these acquisitions have been included in the Company's results from their respective
dates of acquisition.   Additional purchase consideration aggregating $5,788 has
been paid in 2001 based on subsequent earnings or completion of financial audits of previously acquired entities.

See additional disclosure on the acquisition of SATO Travel Holding Co., Inc. in the Company's Form 8-K/A dated August 14, 2001.

NOTE 4--SALE LEASEBACK TRANSACTION

On June 25, 2001, the Company completed a sale leaseback transaction of its headquarters facility. The building with a net book value of $3,113 was sold for $5,350 after deducting selling expenses and other related costs. The resultant gain of $2,237 was deferred and is being amortized over the life of the new lease agreement.

NOTE 5--INTEREST RATE SWAP DERIVATIVES

The Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which became effective for the Company on January 1, 2001. Under FAS 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The nature of the Company's debt structure necessarily involves the management of various financial risks, primarily those related to changes in interest rates. Management has recently entered into derivative financial instruments to mitigate or eliminate certain of those risks.

Fair-Value Hedges

The Company has entered into an interest rate swap to convert its nonprepayable fixed-rate long term debt to floating-rate. The Company's policy is to convert between 40 and 70 percent of all nonprepayable fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company's floating-rate revolving debt facility. For the three months ended September 30, 2001, the Company recognized a net gain of $25,000 (reported as a reduction of interest expense), which represented the ineffective portion of all fair-value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As of September 30, 2001, the fair value of the fair-value hedges aggregates $1,500,000 which is recorded in Other Assets and the applicable hedged debt instrument.

Cash Flow Hedges

The Company has entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors, including short-term strategic initiatives. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the three months ended September 30, 2001, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As of September 30, 2001, the fair value of the cash flow hedges aggregates ($1,800,000) which is recorded in Other Comprehensive Income.

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

     The Company's consolidated financial statements include the results of operations for the five companies acquired in business combinations in 2001 accounted for under the purchase method (the "2001 Purchased Companies") and the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") from their respective dates of acquisition.

     On September 11, 2001, the United States was the target of terrorist attacks that have had a significant adverse effect on the global economy and commercial aviation industry. These attacks caused a quick and severe decline in air travel. For days after the attacks, air traffic within the United States stopped. International air traffic was also affected. When the nation's air space was opened to commercial flights, there were fewer passengers. While air travel resumed, it remained depressed for the balance of the quarter, and most airlines have said that they do not expect travel to return to prior levels until late 2002 or 2003. Approximately 80% to 85% of the Company's operating income for the three months ended September 30, 2001 is typically recognized in September and due to the terrorist attacks and severe decline in air traffic, transactions for the month of September were down 35% on a year over year basis.

     The major airlines responded to the affects of the attacks by reducing schedules, decreasing service levels, and making deep cuts in their work force. In addition, governmental authorities increased security requirements, which tended to cause boarding delays and make air travel less enticing for many travelers. All of these actions have impacted the Company subsequent to September 11 and are expected to continue to impact the Company's operating results through most of 2002.

     In response, the Company instituted several cost-cutting measures the week of September 24, 2001, including an approximate 20% workforce reduction, across-the-board salary reductions, and benefit reductions which aggregated approximately $27 million in earnings.

     On October 5, 2001, the Company negotiated an amendment to both of its long-term debt facilities which changed certain financial covenants resulting in the Company being in compliance as of September 30, 2001. The Company expects it will need to obtain an additional amendment for the next twelve months to stay in compliance.

     The Company has undertaken an assessment of the longer-term impact of these events and any potential charges that may be appropriate for asset impairments, increases in valuation allowances and other similar items. Such potential charges, if any, can not be reasonably estimable due to the uncertainty of the long-term impact of these events and the period of time necessary for external information to become available and then be analyzed and assessed. The Company expects these items to become clearer over the next few months and, accordingly, the Company's results for the three months ended December 31, 2001 and future periods could include material charges relating to these matters, including possible impairments of goodwill, deferred tax assets and/or other long-lived assets and of collection of receivables from airlines and other vendors.

Sources of Revenue

     Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. However, since 1995, the airlines instituted various commission caps and cut the base commission on domestic and international tickets, with the most recent cut occurring in August 2001.

     In response to the reduction in airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with a significant number of its clients. Although the terms of the Company's management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company typically charges between $25 and $45 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

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

Expenses

     The Company's direct operating expenses include principally labor expense (which comprised approximately 73.3% and 70.3% of total direct operating expenses in the three and nine months ended September 30, 2001, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

     The Company's general and administrative expenses include principally labor expense (which comprised approximately 52.8% and 53.8% of total general and administrative expenses in the three and nine months ended September 30, 2001, respectively), occupancy costs and other costs.

     Labor expense as a percentage of direct operating expenses and general and administrative expenses have been impacted by the acquisition of SATO which has larger call centers with sophisticated technology and reporting tools and the nature of SATO's customer base with an emphasis on military and government customers. SATO has a higher percentage of labor to direct operating expenses and a higher percentage of labor to general and administrative expenses than Navigant. As integration continues throughout the fourth quarter 2001 and throughout 2002, the Company expects these percentages to approach historical levels.

     In response to the September 11 attacks, the Company instituted several cost-cutting measures the week of September 24, 2001, including an approximate 20% workforce reduction, across-the-board salary reductions, and benefit reductions which aggregated approximately $27 million.

Results of Operations

     The following table sets forth various items as a percentage of revenues for the three and nine months ended September 30, 2001 and September 24, 2000.

                                                For the Three Months Ended                 For the Nine Months
                                                --------------------------                 -------------------
                                                                                                  Ended
                                                                                                 ------
                                          September 30,       September 24,       September 30,       September 24,
                                              2001                2000                2001                2000
                                              ----                ----                ----                ----
Revenues................................      100.0%              100.0%              100.0%              100.0%
Operating expenses......................       63.8                56.3                59.0                55.6
General and administrative expenses.....       34.2                27.7                29.3                27.3
Depreciation and amortization expense...        5.6                 3.7                 4.8                 3.8
Restructuring charge....................                                                                    0.8
                                              -----               -----               -----               -----
   Operating income (loss)..............       (3.6)               12.3                 6.9                12.5
Interest expense, net...................        5.1                 3.6                 4.2                 3.3
Other (income) expense..................        0.1                 0.1                 0.1                 0.1
                                              -----               -----               -----               -----
Income (loss) before income taxes.......       (8.8)                8.6                 2.6                 9.1
Provision (benefit) for income taxes....       (2.9)                3.6                 1.3                 3.8
                                              -----               -----               -----               -----
Income (loss) before minority interest..       (5.9)%               5.0%                1.3%                5.3%
                                              =====               =====               =====               =====

Revenues

     Consolidated revenues increased 12.8%, from $79.8 million for the three months ended September 24, 2000 to $90.0 million for the three months ended September 30, 2001. This increase was primarily due to the inclusion of revenues from the 2001 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $31.2 million in consolidated revenues. Offsetting this increase was a decrease in revenues in 2001 associated with the overall downturn in the economy and the September 11 attack. There was a substantial reduction in business travel across all sectors with the FAA completely shutting down air traffic for three days. For the Company, transactions were down approximately 35 percent year over year during September and 14 percent during July and August resulting in a decrease in transactions for the third quarter of 2001 of 21 percent.

     Consolidated revenues increased 14.1%, from $234.9 million for the nine months ended September 24, 2000 to $268.0 million for the nine months ended September 30, 2001. This increase was primarily due to the inclusion of the revenues from the 2001 and 2000 Purchased Companies from their respective dates of acquisition, which added approximately $57.0 million in consolidated revenues. Additionally, the Company's internal growth during the latter part of 2000 and first quarter 2001 was offset by a decrease in revenues in the second and third quarter 2001 associated with the overall downturn in the economy and the September 11 attack. There was substantial reduction in business travel across all sectors. For the Company, transactions were down approximately 12 percent during the second quarter and 21 percent during the third quarter.

Operating Expenses

     Operating expenses increased 27.9%, from $44.9 million, or 56.3% of revenues, for the three months ended September 24, 2000 to $57.5 million, or 63.8% of revenues, for the three months ended September 30, 2001. The increase in operating expense as a percentage of revenues was due primarily to the substantial reduction in business travel in September due to the September 11 attack resulting in a 35 percent year over year decline in transactions in September and a 21 percent year over year decline in transactions in the third quarter as the Company was unable to reduce staffing levels in this period at the same pace resulting in certain fixed operating expenses being spread over a smaller revenue base.

     Operating expenses increased 21.0%, from $130.6 million, or 55.6% of revenues, for the nine months ended September 24, 2000 to $158.0 million, or 59.0% of revenues, for the nine months ended September 30, 2001. The increase in operating expense as a percentage of revenues was due primarily to the substantial reduction in business travel in the second and third quarter of 2001 resulting in a 12 percent year over year decline and 21 percent decline year over year in transactions for the quarters, respectively, as the Company was unable to reduce staffing levels in this period at the same pace resulting in certain fixed operating expenses being spread over a smaller revenue base. Additionally, during the first quarter 2001, operating expense as a percentage of revenues increased due to increased customer service demands during that quarter associated with continued labor related issues at United Airlines and Delta Airlines, the poor weather and some decline in productivity associated with a decline in travel bookings in certain parts of the country, partially offset by internal growth and the result of spreading certain fixed operating expenses over a larger revenue base during the quarter.

General and Administrative Expenses

     General and administrative expenses increased 39.4%, from $22.1 million, or 27.7% of revenues, for the three months ended September 24, 2000 to $30.8 million, or 34.2% of revenues, for the three months ended September 30, 2001. The increase in general and administrative expenses as a percentage of revenues was due primarily to the substantial reduction in business travel in September due to the September 11 attack resulting in a 35 percent decline in transactions in September and a 21 percent year over year decline in transactions in the third quarter as the Company was unable to reduce staffing levels in this period at the same pace resulting in the spreading of certain fixed general and administrative costs over a smaller revenue base.

     General and administrative expenses increased 22.5%, from $64.0 million, or 27.3% of revenues, for the nine months ended September 24, 2000 to $78.5 million, or 29.3% of revenues, for the nine months ended September 30, 2001.
The increase in general and administrative expenses as a percentage of revenues was due primarily to the substantial reduction in business travel in the second and third quarters of 2001 resulting in a 12 percent year over year decline and 21 percent year over year decline in transactions for the quarters, respectively, as the Company was unable to reduce staffing levels in this period at the same pace resulting in certain fixed general and administrative costs being spread over a smaller revenue base.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 68.4%, from $3.0 million, or 3.7% of revenues, for the three months ended September 24, 2000 to $5.0 million, or 5.6% of revenues, for the three months ended September 30, 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000. Additionally, SATO Travel which was acquired in June has a higher percentage of depreciation expense than previous acquisitions and Navigant due to the larger call centers with higher technology requirements than Navigant's existing call centers.

     Depreciation and amortization expense increased 42.7%, from $9.0 million, or 3.8% of revenues, for the nine months ended September 24, 2000 to $12.8 million, or 4.8% of revenues, for the nine months ended September 30, 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000.

Interest Expense, Net

     Interest expense, net, increased from $2.9 million or 3.6% of revenues, for the three months ended September 24, 2000 to $4.6 million, or 5.1% of revenues, for the three months ended September 30, 2001. The increase was attributable to lower interest income of $126,000 due to a decrease in restricted cash in FireVine and the financing of acquisitions of the 2000 and 2001 Purchased Companies with borrowings under the Company's credit facility as the average debt balance for the three months ended September 30, 2001 increased to $208.7 million, compared to $136.2 million for the three months ended September 24, 2000 resulting in approximately $1.7 million in additional interest expense. Additionally, the decrease in interest rates in 2001 resulted in $100,000 less interest expense as the Company's average interest rate decreased from 8.9% for the three months ended September

24, 2000 to 8.8% for the three months ended September 30, 2001. The Company has $80 million of fixed rate senior secured notes at 9.84% and primarily utilizes the three and six month LIBOR for its revolving credit agreement. Therefore, the most recent Federal Reserve rate cuts in 2001 did not materially impact the Company's interest expense in 2001.

     Interest expense, net, increased from $7.8 million or 3.3% of revenues, for the nine months ended September 24, 2000 to $11.2 million, or 4.2% of revenues, for the nine months ended September 30, 2001. The increase was attributable to lower interest income of $346,000 due to a decrease in restricted cash in FireVine and the financing of acquisitions of the 2000 and 2001 Purchased Companies with borrowings under the Company's credit facility. The average debt balance for the nine months ended September 30, 2001 increased to $175.8 million, compared to $127.2 million for the nine months ended September 24, 2000 resulting in approximately $3.2 million in additional interest expense. Additionally, the decrease in interest rates in 2001 resulted in $100,000 less interest expense as the Company's average interest rate decreased from 8.8% for the nine months ended September 24, 2000 to 8.7% for the nine months ended September 30, 2001. The Company issued $80 million in senior secured notes in November 2000 with a fixed interest rate of 9.84% and primarily utilizes the three and six month LIBOR for its revolving credit agreement. Thus, the most recent Federal Reserve rate cuts in 2001 did not materially impact the Company's interest expense in 2001 and the Federal Reserve rate increases in 2000 (the last was May 2000), did not materially impact the Company's interest expense in 2000 until the latter part of last year.

Provision for Income Taxes

     Provision for income taxes decreased from $2.9 million for the three months ended September 24, 2000 to a tax benefit of $2.6 million for the three months ended September 30, 2001, reflecting effective income tax rates of 41.6% and 32.2%, respectively. The low effective income tax rate for the three months ended September 30, 2001 compared to the prior year is due to the pre-tax loss experienced in the three months ended September 30, 2001 which impacted the effective tax rate for the nine months ended September 30, 2001 due to lower level of income compared to the non-deductible goodwill and thus Navigant did not receive as large a tax benefit. The high effective income tax rate for the three months ended September 24, 2000 compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity.

     Provision for income taxes decreased from $8.9 million for the nine months ended September 24, 2000 to $3.5 million for the nine months ended September 30, 2001, reflecting effective income tax rates of 41.7% and 51.3%, respectively. The high effective income tax rate compared to the federal statutory rate of 35%, was primarily due to non-deductible goodwill amortization resulting from acquisition activity. The effective rate in the nine months ended September 30, 2001 was higher than the effective rate in the nine months ended September 24, 2000 due to a higher ratio of non-deductible goodwill amortization to pre-tax income in the later period as a result of the mix of acquisitions in late 2000 and early 2001 that caused the level of deductible goodwill to non-deductible goodwill to be less favorable and a lower level of pre-tax income in the nine months ended September 30, 2001 due to the September 11 attack.

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash of $2.5 million, excluding restricted cash in FireVine, working capital of $40.2 million ($37.2 million excluding restricted cash in FireVine), borrowings of $114.6 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $5.6 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $35.4 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at September 30, 2001 was approximately $361.0 million.

     The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. These borrowings are secured by the accounts receivable and other assets of the Company.

     The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least fiscal 2003 based on current budgets.

     During the nine months ended September 30, 2001, net cash provided by operating activities was $8.6 million. The net cash provided by operating activities was negatively impacted by the timing of receipts of certain rebates from vendors being later at September 30, 2001 compared to December 31, 2000 and the timing of customer deposits due to a reduction in meetings and incentive events resulting from the declining business environment. Net cash used in investing activities was $40.7 million, including $5.0 million for additions to property and equipment, such as computer equipment and office furniture, and $44.7 million for the acquisition of the 2001 Purchased Companies offset by $5.4 million net proceeds from the disposal of the corporate headquarters. Net cash provided by financing activities was $32.9 million, consisting of $12.6 million for repayments by the Company of long-term indebtedness and $1.0 million for the repurchase of common stock offset by net increases of $45.5 million in the Company's credit facility primarily to finance the 2001 Purchased Companies and proceeds from the exercise of stock options of $1.0 million.

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

     On August 31, 2000, the Company signed an amendment to its secured $125.0 million Credit Facility, increasing the revolving credit facility to $150.0 million with the same terms and conditions. The Credit Facility is available for working capital, capital expenditures, and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants. On October 5, 2001, the Company negotiated an amendment to the Credit Facility which changed certain financial covenants resulting in the Company being in compliance for the third quarter 2001.

     On November 15, 2000, the Company authorized the issuance and sale of $80 million aggregate principal amount of its 9.84% Senior Secured Notes. The Notes are payable in three equal installments of $26.7 million due November 15, 2004, November 15, 2005 and November 15, 2006, respectively. The financial covenants are consistent with those of the Credit Facility. On October 5, 2001, the Company negotiated an amendment to the Senior Secured Notes which changed certain financial covenants resulting in the Company being in compliance for the third quarter 2001.

     The Company intends to continue to pursue acquisition opportunities and may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility. As a result of the amendments to the Credit Facility and the Senior Secured Notes, the Company can not complete any acquisitions during the term of the amendment.

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

     The Financial Accounting Standards Board issued in June 2001 Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). FAS 141 eliminates pooling of interest as a method of accounting for acquisitions subsequent to June 30, 2001. FAS 142 eliminates the amortization of goodwill on an annual basis and requires an annual impairment test to determine whether the goodwill should be adjusted downward to the fair market value of the reporting units. The Company is currently in the process of determining the effect that these pronouncements will have on its operating results. Goodwill amortization expense recorded during the three months ended September 30, 2001 and September 24, 2000 was $2.3 million and $1.7 million, respectively and during the nine months ended September 30, 2001 and September 24, 2000 was $6.1 million and $4.9 million, respectively.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). The Company will adopt FAS 143 no later than January 1, 2003. Under FAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of FAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The adoption of FAS 143 will not have a significant effect on the Company's results of operations or its financial position.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company will adopt FAS 144 no later than January 1, 2002. FAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"). However, FAS No. 144 provides new guidance intended to address certain significant implementation issues associated with FAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. FAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is still studying this newly-issued standard, and the effect, if any, to the Company of adopting FAS No. 144 has not yet been determined.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Based upon the Company's borrowings under the Credit Facility at September 30, 2001, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $960,000 annualized increase or decrease in interest expense.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------

          (a)  Exhibits

               10.1 Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as Agent, and Navigant International, Inc.

               10.2 Amendment to Form of Note Purchase Agreement, 9.84% Senior Secured Notes due November 15, 2006.

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K that was subsequently amended by a Form 8-K/A dated August 14, 2001, covering the Company's acquisition of SATO Travel Holding Co., Inc. on June 14, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: November 14, 2001.



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