Form 10-K
period 2001-12-30
NAVIGANT INTERNATIONAL INC
filed 2002-03-26
CIK 1055455

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                     to

                      Commission file number

                               ----------------

                          NAVIGANT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-2080967
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

      84 INVERNESS CIRCLE EAST                            80112
         ENGLEWOOD, COLORADO                           (Zip Code)
   (Address of principal executive
              offices)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's voting stock held as of March 8, 2002 by non-affiliates of the Registrant was $155,941,000. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 12,231,000 shares of voting stock are held by non-affiliates. As of March 8, 2002, the Registrant had 14,816,000 shares of its common stock and 1,231,000 of its treasury stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

   Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer online services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company's ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company ("U.S. Office Products") in June 1998, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                          NAVIGANT INTERNATIONAL, INC.

                                ANNUAL REPORT ON

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 30, 2001

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

General

   Navigant is the second largest provider of corporate travel management services in the United States based on airline ticket sales. With locations throughout the United States, various U.S. territories and 16 foreign countries, Navigant manages all aspects of its clients' travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. Navigant believes that by providing high quality service and by entering into management contracts, which may have terms of up to five years, Navigant is able to retain a significant portion of its clients from year to year. Navigant, through Scheduled Airlines Traffic Offices, Inc. ("SatoTravel"), which was acquired June 2001, provides airline travel reservation services to the U.S. government and its employees and other private sector organizations. Navigant also provides specific group, leisure and special event management travel services, largely to its corporate clients. On December 30, 2001, Navigant had approximately 110 regional and branch offices and approximately 740 on-site locations.

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

   The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor. Navigant currently provides reservation and ticketing services, as well as quality control and cost reduction systems, and other travel management products, including its travel accounting and management reporting services, through its consolidated Web site, Navigant.com, and its suite of Internet products and services, BusinessFLYR(TM) and ReportFLYR(TM). These services allow Navigant's clients to take advantage of its existing offline services more quickly and efficiently.

   Navigant's subsidiary, FireVine, LLC ("FireVine") or NavigantVacations.com, leverages the existing client and customer base of Navigant to create an expanded leisure travel revenue source. Through agreements with Navigant's clients using private label and co-branding arrangements, FireVine reaches both employees of clients and customers of clients. The Company believes its CruiseCenter.com Web site provides exceptional value to customers, and the Company plans to augment the site with additional technology to further meet the demands of leisure travel customers for exceptional value and service.

   As of December 30, 2001, Navigant believes that nearly all of its total transactions are generated from clients under management contracts or service fee arrangements. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically is entitled to receive a pre-negotiated management fee per transaction and to be reimbursed for its direct operating expenses and indirect overhead costs.

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

   In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products' Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products' ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographical scale and client base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of Navigant's common stock to the stockholders of U.S. Office Products (the "Travel Distribution"). Additionally, Navigant completed an initial public offering of 2,000,000 shares of Navigant common stock simultaneously with the Travel Distribution (the "Stock Offering"). The Travel Distribution was part of a restructuring plan (the "Strategic Restructuring"), in which U.S. Office Products spun-off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, Navigant continued to acquire regional corporate travel management companies. From 1998 through 2000, Navigant acquired 22 regional travel management companies and an incentive and meeting company. In 2001, five more regional travel management companies, including SatoTravel, were acquired. During 2001, Navigant consolidated its operations by merging several U.S. companies and amalgamating Navigant United Kingdom and Navigant Canada companies. In addition, all travel management company names were changed to use the Navigant International trademark, along with individual geographic identifiers. As of December 30, 2001, Navigant had the following significant subsidiaries:

Name                                                         Headquarters
----                                                         ------------
AQUA Software Products, Inc.                              Santa Ana, California
Cornerstone Enterprises, d/b/a Cornerstone, a Navigant
 International Company                                  Marlboro, Massachusetts
K.R. International Travel, d/b/a Navigant
 International/Brazil                                    Rio de Janeiro, Brazil
Navigant Cruise Center, Inc.                                     Houston, Texas
Navigant International/Canada, Inc.                            Toronto, Ontario
Navigant International/North Central, Inc.                    Chicago, Illinois
Navigant International/Northeast, Inc.                    Stamford, Connecticut
Navigant International/Northwest, Inc.                      Seattle, Washington
Navigant International/Rocky Mountain, Inc.                    Denver, Colorado
Navigant International/South Central, L.P.                       Houston, Texas
Navigant International/Southeast, Inc.                  Raleigh, North Carolina
Navigant International/Southwest, L.L.C.                  Santa Ana, California
Navigant International/United Kingdom Limited                   London, England
Scheduled Airlines Traffic Offices, Inc., d/b/a
 SatoTravel, a Navigant International Company               Arlington, Virginia

Travel Services Industry

   Navigant believes the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector, and the managed corporate sector. Navigant competes in the managed corporate sector, which Navigant believes is made up of approximately 250 travel management companies. According to the Travel Industry Association of America and the United States Department of Commerce, Americans spent a total of $482 billion on domestic travel in 2000, of which Navigant believes a significant portion was for business travel.

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

Business Strategy

   Navigant's mission is to provide progressive travel management services delivered globally by its unified team of responsive professionals who are committed to exceeding the expectations of shareholders, clients and fellow associates (Navigant refers to its employees as "associates").

   The principal elements of Navigant's business strategy are to:

  .  Generate internal growth through:

     . Local marketing focused on increasing its middle market client base. Navigant intends to expand its client base of middle market companies by capitalizing on the breadth of its services, size, geographic scope and financial resources while maintaining its local and regional relationships and service. Navigant believes that its global presence will attract middle market corporate clients that have locations in more than one geographic region.

     . Increasing Military and Government client base. The SatoTravel acquisition has increased Navigant's ability to compete for military and U.S. government clients. In the 50 years that SatoTravel has served the travel needs of military and U.S. government clients it has gained a strong understanding of the intricacies of military and government travel standards and protocol.

       SatoTravel has developed customized programs, technology and services to fit the unique needs of military and government travelers.

     . Expanding client base to large-scale corporate clients. Through the acquisition of SatoTravel and the formation of Navigant Integrated Services, Navigant has obtained the ability to service and compete for large-scale corporate clients. Navigant Integrated Services operates state-of-the-art call centers, which provide clients with premium service, flexibility and cost-saving opportunities.

     . Cross-selling. Navigant will continue to market its incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients, and market leisure travel to its clients' employees.

  . Use the Internet to attract new clients and increase efficiency. The Internet provides a multifaceted opportunity for Navigant, which can be exploited both in its existing corporate business and in its growing leisure travel operations. On the corporate side, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving its clients electronically, whether over the Internet or through corporate intranets, Navigant can reduce transaction costs. In addition, both the Internet and client intranets allow Navigant to more effectively market leisure travel service to employees of its existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives.

  . Leverage Navigant's size to decrease costs and increase revenues. As the second largest corporate travel management company, Navigant negotiates favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected computer reservation system vendors, hotel commission clearinghouses, rental car companies, hotel property management companies and airlines. Some of these agreements provide payments to Navigant of up-front incentives, as well as annual payments or cost savings that management believes are significantly higher than amounts that would have been offered to any of its individual subsidiary companies. In addition, Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunications, advertising, insurance, overnight delivery, employee benefits, office supplies and printing. Navigant believes that it will achieve economies of scale through the integration of its back-office operations, technology development and information and management systems at its current operations, while freeing local management to focus on growth and customer service. For instance, with the exception of its most recent acquisition, SatoTravel, as of November 2001, 100% of Navigant's North American transactions are now processed on a single, company-wide information technology platform to service its accounting and reporting requirements. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative facilities and administrative functions, such as ARC processing and 24-hour toll-free number services, as well as research and development. In addition, Navigant is consolidating regional locations and eliminating unnecessary facilities.

  . Continue to acquire established, profitable and well-managed corporate travel management companies. Although the number of acquisitions in 2002 is expected to be significantly lower than prior years, Navigant continues to believe that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. Navigant will seek to acquire companies that (i) have demonstrated growth and profitability, (ii) have desirable geographical locations, (iii) are run by successful, experienced entrepreneurs whom Navigant will endeavor to retain, (iv) predominantly serve the corporate market and (v) emphasize customer service. Navigant routinely reviews, and conducts investigations of, potential acquisitions of domestic and foreign travel management companies. When Navigant believes a favorable opportunity exists, Navigant seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by Navigant. At any given time, Navigant may be in discussion with one or more corporate travel management company owners. Navigant may also make other strategic investments in and acquisitions of travel-related businesses.

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

   Navigant books travel reservations for its clients with a variety of travel suppliers, including airlines, hotels and rental car companies. Navigant uses three major computer reservation systems--Sabre, Galileo/Apollo and Worldspan-- to book airline tickets, hotel reservations and rental car reservations. After making travel reservations for its clients, Navigant issues tickets, both paper and electronic, and provides its customers with detailed itineraries, which include confirmation numbers for hotel and car rental reservations.

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

   Navigant operates a 24-hour toll-free telephone service to provide emergency assistance to travelers. Many other travel management companies use this service and Navigant believes it is regarded as one of the best 24-hour services in the travel industry.

   As a growing part of its business, Navigant has created an incentive, corporate meeting and special event subsidiary called Cornerstone. Cornerstone is comprised of some existing meetings and incentive operations within Navigant's various subsidiaries and Cornerstone Enterprises, and it provides innovation and expertise in the areas of incentive programs, meetings and special events. Cornerstone operates out of regional offices throughout the United States, Canada and the United Kingdom. Services provided by Cornerstone include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management.

   In 2001, Navigant Integrated Services ("NIS"), a new division to serve the company's large-scale corporate accounts, was formed. Through state-of-the-art call centers, NIS delivers leading edge technology, which provides clients with premium service, flexibility and cost-saving opportunities.

   In addition to corporate travel management, Navigant provides leisure travel services to both individuals and groups as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate client base.

 Use of Technology

   Navigant embraces technology as a key to future success in the corporate travel management industry. Navigant's information technology can provide its clients' corporate travel managers, as well as financial officers, with extensive data about individual, departmental and company travel activity and patterns. Navigant can use this information to consult with its corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, Navigant can provide corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

   Navigant has developed a fully-automated quality assurance program, AQUA(TM), which features both a quality auditing system and a computerized cost avoidance system. AQUA's Trip Auditor(TM) system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler's preferred seat assignments and frequent-flier upgrade opportunities. AQUA's FareBuster(TM) cost avoidance system is a computerized cost avoidance program which checks each record for a lower airline fare or hotel rate and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA(TM) also advises travel managers of travelers who are not taking advantage of the lowest fare. Currently, Navigant has the AQUA(TM) system installed to process approximately 85% of its transactions, and plans to continue conversions of newly acquired companies during 2002. Eighty percent of the top five travel management companies in the United States license portions of the AQUA(TM) system.

   In 1999, Navigant embarked upon a standardized program to consolidate its accounting and client reporting systems. This resulted in converting accounting systems to a single system and reporting systems to a standard system. With the exception of Navigant's most recent acquisition, SatoTravel, 100% of all travel transactions processed by Navigant's North American offices are now processed on its consolidated system.

   The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant serves its corporate clients through its consolidated Web site, Navigant.com, and its suite of Internet products and services, BusinessFLYR(TM) and ReportFLYR(TM). BusinessFLYR(TM) allows Navigant's corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client's requirements. Through ReportFLYR(TM), the corporate client can view trip information sorted at every level of corporate organization, from individual travel to department, division or entire company. ReportFLYR(TM) allows corporate travel managers and other executives the ability to view their company's travel activities and real-time data 24 hours a day using a password protected system.

   Navigant is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients and members of affinity group clients and to provide reservation and ticketing, as well as its quality control and cost reduction services, to other leisure consumers.

 Distribution of Services

   Navigant provides corporate travel management services to its clients through several channels, including on-site offices, regional travel management offices, call centers and on-site satellite ticket printers ("STPs").

   At December 30, 2001, Navigant had approximately 740 on-site offices on client premises, where it provides customized trip planning, reservation and ticketing services to the employees of corporate and governmental clients. On-site operations are typically desirable for clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the client's travel manager to meet the client's travel needs, including the need for customized travel information and negotiations with travel suppliers frequently used by the customer.

   As of December 30, 2001, Navigant had approximately 110 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

   As of December 30, 2001, Navigant operated four call centers, which serve the Company's large-scale corporate clients and several military and governmental customers. Call centers are typically used by corporate, military and government clients with more than $40 million in travel expenditures per year. The call centers provide clients with premium service, flexibility and cost-saving opportunities.

   As of December 30, 2001, Navigant also operated approximately 700 STPs at client locations across the country. Navigant uses these printers to distribute tickets instantly to clients' field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. Navigant believes that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

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

Marketing and Sales

   Navigant's marketing continually targets both new and existing customers. Navigant's sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through "requests for proposals." Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant has approximately 115 associates in its sales and marketing departments.

Competition

   The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of its competitors may have greater brand-name recognition and financial resources than Navigant does. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers that give them access to favorable availability of products (including airplane seats and hotel rooms). Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

   Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and some limited services directly to the consumer. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information that is available through Navigant. An Internet-based travel service may, however, provide such access in the future.

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

Management Information Systems

   Navigant uses networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all Navigant offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. Navigant employs technicians to administer, install and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its customers. Navigant began implementing a single, company-wide information technology platform to service its accounting and reporting requirements in 1999, and with the exception of its most recent acquisition, SatoTravel, 100% of the Company's North American transactions are currently being transacted on the new system. The Company expects the SatoTravel transactions to be on a consolidated system with the rest of Navigant's transactions by the end of its 2003 fiscal year.

Employees

   As of March 8, 2002, Navigant had approximately 4,400 full-time associates, none of whom is subject to collective bargaining agreements. The Company believes that it enjoys good relations with its associates.

Recent Developments

   On February 8, 2002, the Company signed an amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 (the "Credit Facility") modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 31, 2002, the consolidated leverage ratio may not exceed 4.75:1.00. The maximum consolidated leverage ratio allowed is decreased until March 31, 2003, where it returns to its original level of 2.50:1.00. As a condition of the increase in the ratio, the Company will incur an increase in interest expense. Based on the average outstanding balance on the Credit Facility in 2001 of approximately $100 million, the increased interest rate for 2002 may result in up to $1.3 million of additional interest expense for the year.

   On February 11, 2002, the Company signed an amendment to the Note Purchase Agreements dated November 15, 2000 modifying certain terms and conditions of the Note Purchase Agreements for the 9.84%

Senior Secured Notes, including an increase in the maximum allowable debt to EBITDA ratio. As a condition of the increase in the ratio, the Company is required to pay additional interest on a quarterly basis based on the debt to EBITDA ratio. The additional consideration could result in up to $1.0 million of additional interest expense for 2002.

   In March 2002, several U.S. airlines eliminated all payments of base commissions to travel management companies in North America and the remaining U.S. airlines are expected to follow. The Company does not believe it will be impacted by the elimination of base commissions since it has entered into management contracts and service fee agreements with nearly all of its customers. Management contracts vary by customer depending on the type of service provided, but the Company typically charges the client a pre-negotiated fee and direct and overhead expenses, which are offset by the commissions collected from the airlines. As commissions are reduced or eliminated, there is less to deduct from the fee, and therefore, the reduction is passed onto the customer. For customers not on management contracts, the Company retains the commissions and charges a service fee. As the commissions are reduced or eliminated, the Company increases the amount of service fees charged. The Company believes that its management contracts and service fee arrangements will minimize the financial impact of the elimination of base commissions.

Properties

   As of December 30, 2001, Navigant operated at 110 travel agency facilities, one of which is owned and 109 of which are leased. The following are the Company's primary properties:

                                            Square  Owned/
Region                   Location           Footage Leased     Expiration
------          --------------------------- ------- ------ ------------------
Canada          Vancouver, British Columbia  6,684  Leased August 31, 2006
Canada          Calgary, Alberta             9,747  Leased October 31, 2006
Canada          Mississauga, Ontario        17,256  Leased June 30, 2004
Canada          Toronto, Ontario             5,412  Leased August 31, 2006
North Central   Chicago, Illinois           20,164  Leased July 31, 2006
North Central   Edina, Minnesota            14,440  Leased May 31, 2003
North Central   Ann Arbor, Michigan         12,600  Leased July 31, 2004
North Central   Grand Rapids, Michigan      29,142   Owned N/A
North Central   Indianapolis, Indiana        7,392  Leased April 30, 2002
Northeast       Stamford, Connecticut       10,000  Leased May 18, 2004
Northeast       Marlboro, Massachusetts      7,661  Leased September 1, 2004
Northeast       Pittsburgh, Pennsylvania     3,276  Leased June 30, 2002
Northeast       Pittsburgh, Pennsylvania     4,245  Leased June 29, 2002
Northeast       Rochester, New York          4,674  Leased July 31, 2004
Northeast       Boston, Massachusetts       11,816  Leased February 28, 2005
Northeast       Portsmouth, New Hampshire    6,850  Leased May 31, 2004
Northeast       Norwalk, Connecticut         7,235  Leased June, 30, 2004
Northwest       Seattle, Washington         25,500  Leased March 31, 2011
Northwest       Anchorage, Alaska            5,650  Leased September 30, 2003
Rocky Mountain  Englewood, Colorado         18,295  Leased August 31, 2005
SatoTravel      Arlington, Virginia         63,205  Leased January 11, 2004
SatoTravel      Tukwila, Washington         31,497  Leased November 4, 2006
SatoTravel      Ely, Minnesota              14,500  Leased September 30, 2005
SatoTravel      San Antonio, Texas          14,668  Leased April 30, 2005
South Central   New Orleans, Louisiana       7,590  Leased September 30, 2003
South Central   Houston, Texas              46,380  Leased April 30, 2011
South Central   Houston, Texas              13,617  Leased March 31, 2004
Southeast       Raleigh, North Carolina     12,002  Leased March 31, 2004
Southeast       Jacksonville, Florida        4,849  Leased June 30, 2006
Southeast       Atlanta, Georgia            16,156  Leased August 31, 2005
Southeast       Greensboro, North Carolina   7,352  Leased January 31, 2007
Southwest       Phoenix, Arizona            14,615  Leased September 30, 2004
Southwest       Santa Ana, California       22,892  Leased November 20, 2003
Southwest       Santa Clara, California     11,850  Leased January 31, 2005
United Kingdom  London, England              4,000  Leased July 6, 2002
World
 Headquarters   Englewood, Colorado         49,000  Leased June 30, 2011

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

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about, among other things, U.S. Office Products' plans to engage in the strategic restructuring, which included a spin-off of its travel business, to its existing shareholders. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 30, 2001, the approximate book value of these two subsidiaries was $12.6 million. The Company has been, and intends to continue, vigorously defending against this lawsuit.

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

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and in 1999 and early 2000 all of these cases were transferred and consolidated for practical purposes with the purported class action pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence and/or breach of fiduciary duty.

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

   On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. On December 28, 2001, the United States Bankruptcy Court for the District of Delaware approved U.S. Office Product's Joint Liquidating Plan of Reorganization, and the Plaintiffs in the various actions pending against U.S. Office Products could again pursue their claims. To that end, the class-action plaintiffs have asked the United States District Court for the District of Columbia to reopen the cases, and return them to the Court's active docket. The Court has yet to act on this request.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

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

                                                                  High   Low
                                                                 ------ ------
2001
First Quarter (January 1, 2001 through April 1, 2001)........... $12.19 $ 8.06
Second Quarter (April 2, 2001 through July 1, 2001)............. $16.97 $10.30
Third Quarter (July 2, 2001 through September 30, 2001)......... $17.25 $ 5.79
Fourth Quarter (October 1, 2001 through December 30, 2001)...... $11.68 $ 6.93
2000
First Quarter (December 27, 1999 through March 26, 2000)........ $11.75 $ 8.75
Second Quarter (March 27, 2000 through June 25, 2000)........... $ 9.50 $ 8.50
Third Quarter (June 26, 2000 through September 24, 2000)........ $11.75 $ 9.06
Fourth Quarter (September 25, 2000 through December 31, 2000)... $10.50 $ 8.00

Holders

   At March 8, 2002, the last reported sales price of the Common Stock was $12.75 per share, and the number of holders of record of the Common Stock was 3,124.

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

Sales of Unregistered Securities

   On June 12, 2001, the Company issued 1,485,000 shares of its common stock to the four stockholders of SatoTravel, in partial payment for the acquisition of all outstanding stock of SatoTravel owned by them. These shares were issued in reliance upon the exemption from registration under the Securities Act of 1933 ("the Act") provided by Section 4(2) of the Act. The purchasers were sophisticated investors who had adequate access to information concerning the Company. The purchasers represented they were acquiring the shares for investment, and not with a view to the distribution of such shares. Legends restricting transfer except in compliance with the Act were placed on the certificate representing the shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

   The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Annual Report.

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 30, December 31, December 26, December 27, December 28,
                              2001         2000         1999         1998         1997
                          ------------ ------------ ------------ ------------ ------------
                                       (In thousands, except per share data)
Statement of Income Data
 (1):
Revenues................    $350,331     $315,029     $229,161     $171,368     $90,917
Operating expenses......     205,953      176,359      128,971       99,734      52,517
General and
 administrative
 expenses...............     103,801       88,635       61,320       47,988      27,377
Depreciation and
 amortization expense...      18,028       12,433        9,752        7,167       3,090
Non-recurring and
 restructuring charges
 (2)....................       3,550        1,900                     8,236       1,156
                            --------     --------     --------     --------     -------
Operating income........      18,999       35,702       29,118        8,243       6,777
Interest expense........      16,248       13,070        5,929        2,070         685
Interest income.........        (299)        (673)        (199)        (227)       (400)
Other, net..............         237           27           15          (30)        (29)
                            --------     --------     --------     --------     -------
Income before provision
 for income taxes.......       2,813       23,278       23,373        6,430       6,521
Provision for income
 taxes..................       2,238        9,918       10,217        3,987       2,975
                            --------     --------     --------     --------     -------
Income before minority
 interest...............         575       13,360       13,156        2,443       3,546
Minority interest.......         135         (869)         120
                            --------     --------     --------     --------     -------
Net income..............    $    440     $ 14,229     $ 13,036     $  2,443     $ 3,546
                            ========     ========     ========     ========     =======
Net income per share:
  Basic.................    $   0.03     $   1.16     $   1.02     $   0.19     $  0.33
  Diluted...............    $   0.03     $   1.15     $   1.01     $   0.18     $  0.32
Weighted average number
 of common shares
 outstanding:
  Basic.................      12,829       12,262       12,841       13,156      10,858
  Diluted...............      13,219       12,385       12,868       13,250      11,078

                          December 30, December 31, December 26, December 27, December 28,
                              2001         2000         1999         1998         1997
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
Balance Sheet Data (1):
Working capital.........    $ 26,605     $ 22,956     $ 20,067     $  1,208     $12,379
Total assets............     424,467      331,311      287,311      206,848     137,861
Total debt..............     210,158      140,859      107,219       62,463      16,806
Stockholders' equity....     156,371      132,487      124,963      114,125      99,644

                                                 Fiscal Year Ended
                          ----------------------------------------------------------------
                          December 30, December 31, December 26, December 27, December 28,
                              2001         2000         1999         1998         1997
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
Other Data (1):
EBITDA (3)..............    $ 37,027     $ 48,135     $ 38,870     $ 15,410     $ 9,867
Cash flow--operating
 activities.............      18,261       20,907       10,179       10,078       6,527
Cash flow--investing
 activities.............     (42,086)     (40,196)     (47,175)     (65,381)     (2,588)
Cash flow--financing
 activities.............      25,261       21,307       38,770       49,341      (7,733)
Increase (decrease) in
 cash...................       1,136        1,097        1,688       (5,733)     (3,837)
Capital expenditures....       7,296       10,539        5,234        4,313       1,424

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

   The Company provides corporate travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services, throughout the United States, Canada, the United Kingdom, Brazil and thirteen other countries.

   The Company's consolidated financial statements include the ten companies acquired in business combinations in 1999 accounted for under the purchase method (the "1999 Purchased Companies"), the six companies acquired in business combinations in 2000 accounted for under the purchase method (the "2000 Purchased Companies") and the five companies acquired in business combinations in 2001 accounted for under the purchase method (the "2001 Purchased Companies") from their respective dates of acquisition.

   On September 11, 2001, the United States was the target of terrorist attacks that have had a significant adverse effect on the global economy and commercial aviation industry. These attacks caused a quick and severe decline in air travel. For days after the attacks, air traffic within the United States stopped. International air traffic was also affected. When the nation's air space was opened to commercial flights, there were fewer passengers. While air travel resumed, it remained depressed for the balance of the year, and most airlines have said that they do not expect travel to return to prior levels until late 2002 or 2003.

   The major airlines responded to the effects of the attacks by reducing schedules, decreasing service levels and making deep cuts in their work force. In addition, governmental authorities increased security requirements, which tended to cause boarding delays and make air travel less enticing for many travelers. All of these actions have impacted the Company subsequent to September 11 and are expected to continue to impact the Company's operating results through most of 2002.

   In response, the Company instituted several cost-cutting measures the week of September 24, 2001, including an approximate 20% workforce reduction and across-the-board salary and benefit reductions, which aggregates approximately $27 million in annual savings.

   In October 2001, and again in February 2002, the Company negotiated amendments to both of its long-term debt facilities, which changed certain financial covenants resulting in the Company being in compliance with its credit agreements as of December 30, 2001.

 Sources of Revenue

   Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. Since 1995, the airlines instituted various commission caps and cut the base commission on domestic and international tickets. In March 2002, several U.S. airlines eliminated base commissions and most of the other U.S. airlines are expected to follow.

   In response to the reduction in airline commissions and consistent with industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients. Although the terms of the Company's management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client monthly. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company charges between $25 and $45 for each air travel ticket issued to such clients and retains all of the related commissions collected from the airlines.

   The Company believes that its management contracts and service fee arrangements will minimize the financial impact of past commission caps and cuts, as well as the elimination of airline commissions. The Company believes that nearly all of its total transactions are currently generated from clients under management contracts and service fee arrangements.

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

 Expenses

   The Company's direct operating expenses include principally labor expense (which comprised approximately 70.5%, 69.8% and 76.3% of total direct operating expenses in 2001, 2000 and 1999, respectively), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

   The Company's general and administrative expenses include principally labor expense (which comprised approximately 54.9%, 49.5% and 50.4% of total general and administrative expenses in 2001, 2000 and 1999, respectively), occupancy and other costs.

   Labor expense as a percentage of direct operating expenses and general and administrative expenses have been impacted by the reduction in transactions due to the terrorist attacks on September 11, 2001 and the acquisition of SatoTravel, which has larger call centers with sophisticated technology and reporting tools, and the nature of SatoTravel's customer base with an emphasis on military and government customers. SatoTravel has a higher percentage of labor to direct operating expenses and a higher percentage of labor to general and administrative expenses than Navigant. As integration continues throughout 2002 and transaction levels resume to historical levels, the Company expects these percentages to fall back down to historical levels.

   In response to the reduction in transactions due to the terrorist attacks on September 11, 2001, the Company instituted several cost-cutting measures, including an approximate 20% workforce reduction and across-the-board salary and benefit reductions, which aggregates approximately $27 million in annual savings.

 2001 Restructuring Charges

   The Company recorded a $3.6 million Restructuring charge in December 2001. The charge relates to an asset impairment to write down long-lived assets of its subsidiary, FireVine, as a result of the consolidation of FireVine operations and infrastructure within Navigant. The restructuring of FireVine eliminates several redundant assets and investments in infrastructure and partnerships and write-down of technology that is no longer necessary based on integration with Navigant's infrastructure. The activity in the restructuring liability during 2001 was as follows (in thousands):

                                                 Fixed
                                                 Asset        Other
                                               Impairment Restructuring
                                                 Costs        Costs      Total
                                               ---------- ------------- -------
   2001 restructuring charge..................  $ 3,148       $ 402     $ 3,550
   Payments...................................                 (132)       (132)
   Non-cash usage.............................   (3,148)        (40)     (3,188)
                                                -------       -----     -------
   Balance at December 30, 2001...............  $     0       $ 230     $   230
                                                =======       =====     =======

 2000 Restructuring Charges

   The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provides for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, five facilities were closed or consolidated and 130 employee positions were eliminated. The activity in the restructuring liability during 2000 was as follows (in thousands):

                                            Employee        Facility
                                          Severance and   Closures and
                                        Termination Costs Consolidation  Total
                                        ----------------- ------------- -------
   2000 restructuring charge...........      $ 1,584          $ 316     $ 1,900
   Payments............................       (1,584)          (103)     (1,687)
   Non-cash usage......................                        (213)       (213)
                                             -------          -----     -------
   Balance at December 31, 2000........      $     0          $   0     $     0
                                             =======          =====     =======

 Critical Accounting Policies and Estimates

   Navigant's discussion and analysis of its financial condition and results of operations are based upon Navigant's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Navigant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Navigant evaluates these estimates. Navigant bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Navigant's critical accounting policies are as follows:

  .  Revenue recognition;

  .  Estimating valuation allowances and accrued liabilities; and

  .  Valuation of long-lived, tangible and intangible assets and goodwill.

   Revenue recognition. Revenues consist of commissions and fees on travel services and volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue in the period benefited, which is generally on a monthly basis. Cruise revenues are recorded when the Company's service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company's estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract.

   Estimating valuation allowances and accrued liabilities. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The provisions that have been netted against revenues are not material in the periods reflected. The Company's estimate for cancellations and reservation changes is based on historical levels and current economic trends and could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns.

   Valuation of long-lived, tangible and intangible assets and goodwill. The Company periodically evaluates the recoverability of the carrying value of its long-lived, tangible and intangible assets and goodwill whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived tangible assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily determinable, depending on the nature of the assets. Net long-lived tangible and intangible assets and goodwill amounted to $334.8 million as of December 30, 2001.

   In 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("FAS 142") became effective and as a result, Navigant will cease to amortize goodwill. The Company estimates that the reduction of amortization expense following the implementation of FAS 142 will result in a $0.63 increase in earnings per diluted common share in 2002. In lieu of amortization, Navigant will perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Navigant is currently in the process of completing the initial impairment review. The Company does not expect to record an impairment charge upon completion of the initial impairment review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

   The following discussion should be read in conjunction with Navigant's consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Results of Operations

   The following table sets forth various items as a percentage of revenues for 2001, 2000 and 1999:

                                               For the Fiscal Year Ended
                                         --------------------------------------
                                         December 30, December 31, December 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
Revenues...............................     100.0%       100.0%       100.0%
Operating expenses.....................      58.8         56.0         56.3
General and administrative expenses....      29.6         28.1         26.8
Depreciation and amortization expense..       5.2          4.0          4.2
Non-recurring and restructuring costs..       1.0          0.6
                                            -----        -----        -----
Operating income.......................       5.4         11.3         12.7
Interest expense, net..................       4.6          3.9          2.5
Other (income) expense.................       0.0          0.0          0.0
                                            -----        -----        -----
Income before provision for income
 taxes.................................       0.8          7.4         10.2
Provision for income taxes.............       0.6          3.2          4.5
                                            -----        -----        -----
Income before minority interest........       0.2%         4.2%         5.7%
                                            =====        =====        =====

Consolidated Results of Operations

   Fiscal Year Ended December 30, 2001 Compared to Fiscal Year Ended December 31, 2000

   Consolidated revenues increased 11.2%, from $315.0 million for 2000 to $350.3 million for 2001. This increase was due to the inclusion of the revenues from the 2000 and 2001 Purchased Companies from their respective dates of acquisition, which added approximately $81.5 million in consolidated revenues. This increase was offset by a decrease in revenues in the last three quarters of 2001 associated with the overall downturn in the economy and the impact of the September 11 attacks, which reduced air travel by over 20% for the balance of 2001. These factors resulted in an overall reduction in business travel across all sectors, and for the Company, transactions were down approximately 15.0% in 2001 from 2000.

   Operating expenses increased 16.8%, from $176.4 million, or 56.0% of revenues, for 2000 to $206.0 million, or 58.8% of revenues, for 2001. The increase in operating expenses as a percentage of revenues was due primarily to the substantial reduction in business travel in the last three quarters of 2001, as the Company was unable to reduce staffing levels at the same pace and certain fixed operating expenses were being spread over a smaller revenue base. Additionally, during the first quarter of 2001, operating expense as a percentage of revenues increased due to increased customer service demands during that quarter associated with continued labor related issues at United Airlines and Delta Air Lines, the poor weather and some decline in productivity associated with a decline in travel bookings in certain parts of the country, partially offset by internal growth and the results of spreading certain fixed operating expenses over a larger revenue base during the quarter.

   General and administrative expenses increased 17.1%, from $88.6 million, or 28.1% of revenues, for 2000 to $103.8 million, or 29.6% of revenues, for 2001. The increase in general and administrative expenses as a percentage of revenues was due primarily to the substantial reduction in business travel during the last three quarters of the year, as the Company was unable to reduce staffing levels at the same pace and certain fixed general and administrative costs were being spread over a smaller revenue base.

   The Company recorded a $3.6 million restructuring charge in 2001 and a $1.9 million restructuring charge in 2000. The 2001 restructuring charge was related to an asset impairment charge to write down long-lived assets of FireVine as a result of the consolidation of FireVine operations within Navigant. In 2000, as part of the Company's increased focus on regional operational structures and process flow, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording an aggregate restructuring charge of $1.9 million in February and March 2000.

   Depreciation and amortization expense increased 45.0%, from $12.4 million, or 4.0% of revenues, for 2000 to $18.0 million, or 5.2% of revenues, for 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000.

   Interest expense, net, increased from $12.4 million or 3.9% of revenues, for 2000 to $15.9 million, or 4.6% of revenues, for 2001. The increase was primarily attributable to the acquisition financing of the 2000 and 2001 Purchased Companies with borrowings under the Company's Credit Facility. The average debt balance for 2001 increased to $183.4 million compared to $129.9 million for 2000 resulting in approximately $4.8 million in additional interest expense. This increase was offset by the decrease in interest rates in 2001 resulting in $2.0 million less interest expense as the Company's average interest rate decreased from 10.0% in 2000 to 8.9% in 2001.

   Provision for income taxes decreased from $9.9 million for 2000 to $2.2 million for 2001, reflecting effective income tax rates of 42.6% and 79.6%, respectively. The high effective income tax rate compared to the federal statutory rate of 35% was primarily due to amortization of goodwill from acquisition activity that was not deductible for tax purposes. The effective rate in 2001 was higher than the effective rate in 2000 due to an increase in the proportion of nondeductible goodwill amortization to total goodwill amortization in 2001 from acquisition activity and a decrease of pre-tax income due to the September 11 attacks.

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

   Operating expenses increased 36.7%, from $129.0 million, or 56.3% of revenues, for 1999 to $176.4 million, or 56.0% of revenues, for 2000. The decrease in operating expenses as a percentage of revenues was due primarily to the spreading of certain fixed operating expenses over a larger revenue base and an increase in revenue from certain vendors, due to the Company's negotiation of improved national contracts with these vendors.

   General and administrative expenses increased 44.5%, from $61.3 million, or 26.8% of revenues, for 1999 to $88.6 million, or 28.1% of revenues, for 2000. The increase in general and administrative expenses as a percentage of revenues was due primarily to incremental costs associated with the start-up of FireVine adding approximately $3.4 million of additional general and overhead costs. Excluding the start-up costs associated with FireVine, the general and administrative expense for Navigant for 2000 was 27.0%, which approximates the 1999 general and administrative expense.

   As part of the Company's increased focus on regional operational structures and process flow in 2000, it undertook a formal plan for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording an aggregate restructuring charge of $1.9 million in February and March 2000. The Company did not incur any restructuring charges in 1999.

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

Liquidity and Capital Resources

   At December 30, 2001, the Company had cash and cash equivalents of $4.2 million, working capital of $26.6 million, borrowings of $117.5 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the "Credit Facility"), $80.0 million in Senior Secured Notes (the "Notes"), $12.0 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $17.5 million after the $15 million reduction in availability as a result of the February 8, 2002 amendment discussed below. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity at December 30, 2001 was approximately $366.5 million.

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

   During 2001, net cash provided by operating activities was $18.3 million. Net cash used in investing activities was $42.1 million, including $7.3 million for additions to property and equipment, such as computer equipment and office furniture and $46.8 million for the acquisitions of the 2000 and 2001 Purchased Companies, offset by $5.4 million net proceeds from the disposal of the corporate headquarter's building and $6.7 million for the sale of restricted cash equivalents in FireVine. Net cash provided by financing activities was $25.3 million, consisting of $49.0 million in proceeds from the Company's credit facilities primarily to finance the 2001 Purchased Companies and proceeds from the exercise of stock options of $1.3 million, offset by $13.5 million for repayments of the Company's credit facilities, $10.5 million for repurchase of minority interest in FireVine and $1.0 million for the repurchase of common stock.

   During 2000, net cash provided by operating activities was $20.9 million. Net cash used in investing activities was $40.2 million, including $10.5 million for additions to property and equipment, such as computer equipment and office furniture and $37.9 million for the acquisition of the 1999 and 2000 Purchased Companies, offset by $8.3 million for the purchase of investments with the restricted cash equivalents in FireVine. Net cash provided by financing activities was $21.3 million, consisting of $80.0 million in proceeds from the issuance of the Notes, offset by $7.8 million for repayments by the Company of long-term indebtedness, $42.9 million for repayments of the Company's credit facilities, $1.9 million for payment of debt issuance costs attributable to the Company's new Notes and $6.4 million for the repurchase of common stock.

   During 1999, net cash provided by operating activities was $10.2 million. Net cash used in investing activities was $47.2 million, including $5.2 million for additions to property and equipment, such as computer equipment and office furniture, $28.0 million for the acquisition of the 1999 Purchased Companies and $15.0 million for the purchase of investments with the restricted cash equivalents in FireVine, offset by the proceeds from the sale of a building for $1.0 million. Net cash provided by financing activities was $38.8 million, consisting of $8.1 million for repayments by the Company of long-term indebtedness, $2.2 million for payment of debt issuance costs attributable to the Company's new revolving credit facility, and $3.2 million for the repurchase of common stock, offset by net increases of $36.7 million in the Company's Credit Facility, $15.0 million in proceeds from the issuance of minority interest in FireVine and $602,000 for the proceeds from the exercise of stock options.

   On October 13, 1999, the Company sold a minority interest in its FireVine subsidiary to a third party venture capital firm for $15 million. This minority interest could have been converted to an approximate 22.5% stake in the subsidiary. Of the $15 million investment, $2.5 million was for 125,000 common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. The holder of the $12.5 million of Convertible Preferred Units had the right to require that FireVine redeem the Units upon certain conditions, including if an initial public offering of the subsidiary did not occur within two years. If the subsidiary did not redeem the units, the holder of the preferred units had the right to have the Company redeem them. Additionally, FireVine issued a warrant to this third party venture capital firm for an additional 50,000 common units, at an exercise price of $60 per share that was exercisable anytime through October 13, 2009.

   In October 2001, the holder of the Convertible Preferred Units notified FireVine that they were exercising their put right requiring FireVine to redeem the Units. Since an initial public offering of FireVine had not occurred within two years of the original agreement, FireVine was required to pay the redemption price of $14 million (original price plus accrued dividends). On December 12, 2001, Navigant negotiated a new agreement with the holder, wherein the holder surrendered all of their interest in FireVine, including their common units and the 50,000 common units warrants, for a promise to pay the full redemption price in three installments: $3.5 million upon the signing of the new agreement, $7.0 million due December 31, 2001 and the balance of $3.5 million due March 31, 2002.

   On August 31, 2000, the Company signed an amendment to its secured $125.0 million Credit Facility, increasing the Credit Facility to $150.0 million with the same terms and conditions. The Credit Facility is available for working capital, capital expenditures and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company's option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company's funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company's funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

   On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 31, 2002, the consolidated leverage ratio may not exceed 4.75:1.00. The maximum consolidated leverage ratio allowed is decreased until March 31, 2003, where it returns to its original level of 2.50:1.00. As a condition of the increase in the ratio, the Company will incur an increase in interest expense. Based on the average outstanding balance on the Credit Facility in 2001 of approximately $100 million, the increased interest rate for 2002 will result in up to $1.3 million of additional interest expense for the year.

   On November 15, 2000, the Company authorized the issuance and sale of $80 million aggregate principal amount of its 9.84% Senior Secured Notes. The Notes are payable in three equal installments of $26.7 million due November 15, 2004, 2005 and 2006, respectively. The financial covenants are consistent with those of the Credit Facility.

   On February 11, 2002, the Company signed an amendment to the Note Purchase Agreements dated November 15, 2000 modifying certain terms and conditions of the Note Purchase Agreements, including an increase in the maximum allowable debt to EBITDA ratio. As a condition of the increase in the ratio, the Company is required to pay additional interest on a quarterly basis based on the debt to EBITDA ratio. The additional consideration could result in up to $1.0 million of additional interest expense for 2002.

   The Company intends to continue to evaluate acquisition opportunities, although management does not intend to complete as many acquisitions in 2002 as the Company completed in prior years. In addition, the amendments to the Credit Facility and the Senior Secured Notes, restrict the size and form of acquisitions the Company can complete during the term of the amendments. Nevertheless, the Company may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

Derivatives

   The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company's debt structure. The Company entered into an interest rate swap to convert a part of its nonprepayable fixed rate long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50 million. The Company's policy is to convert between 40% and 70% of all nonprepayable fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company's floating-rate revolving debt facility. This interest rate swap is accounted for as a fair-value hedge. For the year ended December 30, 2001, the Company recognized a net gain of $10 (reported as a reduction of interest expense), which represented the swap's ineffectiveness. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As December 30, 2001, the fair value of the swap was $714, which is recorded in Other Assets and Other Long-Term Liabilities.

   The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the year ended December 30, 2001, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As of December 30, 2001, the fair value of the cash flow hedges aggregates ($1,877), which is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss.

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

   In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company). FAS 141 eliminates pooling of interest as a method of accounting for acquisitions subsequent to June 30, 2001. FAS 142 eliminates the amortization of goodwill on an annual basis and requires an initial and subsequent annual impairment test to determine whether the goodwill should be adjusted downward to fair market value. The Company is currently in the process of determining the effect that these pronouncements will have on its operating results, particularly the impairment provisions. However, the Company will cease amortizing goodwill effective December 30, 2001. Goodwill amortization expense recorded during the year ended December 30, 2001 and December 31, 2000 was $8.4 million and $6.8 million, respectively.

   In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). The Company will adopt FAS 143 no later than December 30, 2002. Under FAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of FAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The adoption of FAS 143 will not have a significant effect on the Company's results of operations or its financial position.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company will adopt FAS 144 no later than December 30, 2001. FAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"). However, FAS 144 provides new guidance intended to address certain significant implementation issues associated with FAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. FAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The Company believes the adoption of FAS 144 will not presently have a significant effect on the Company's results of operations or its financial position.

Risk Factors

 Significant Indebtedness and Interest Payment Obligations

   Navigant is significantly leveraged. At December 30, 2001, Navigant had $210.2 million of consolidated outstanding debt and its total consolidated debt, as a percentage of capitalization, was 57.3%. Navigant may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital even though its Credit Facility and Senior Secured Notes impose some limits on its ability to do so. Navigant's high level of indebtedness could have important consequences to its stockholders, which include the following:

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

   Navigant's ability to pay interest on its debt obligations will depend upon its future operating performance and its ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond Navigant's control, will affect its ability to make these payments. If in the future Navigant cannot generate sufficient cash from operations to meet its obligations, Navigant will need to refinance, obtain additional financing or sell assets. Navigant cannot assure its stockholders that its business will generate cash flow, or that it will be able to obtain funding sufficient to satisfy its debt service requirements.

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

   The amendments to Navigant's Credit Facility and the Senior Secured Notes executed in November of 2001 and February 2002 also limit Navigant's ability to consummate certain acquisitions without the consent of the participating banks and institutional note holders. These limitations may reduce Navigant's ability to continue its acquisition program.

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

 Holding Company Structure

   Navigant is a holding company. Navigant's subsidiaries conduct substantially all of its consolidated operations and own substantially all of its consolidated assets. Consequently, Navigant's cash flow and its ability to meet its debt service obligations depend upon the cash flow of its subsidiaries and the payment of funds by its subsidiaries to Navigant in the form of loans, dividends or otherwise. Navigant's subsidiaries are not obligated to make funds available to Navigant for payment on debt or otherwise. In addition, their ability to make any payments will depend on their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions.

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

 Substantial Competition and Industry Consolidation; New Methods of
 Distribution

   The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of Navigant's competitors have greater brand-name recognition and financial resources than Navigant. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant's competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers which give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for Navigant to attract customers in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

   Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and services directly to consumers. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information available to Navigant and its agents. An Internet-based travel service may, however, provide such access in the future. In addition, although Navigant believes the service, knowledge and skills of its employees and its incorporation of new, alternative distribution channels position it to compete effectively in the changing industry, there can be no assurance that Navigant will compete successfully or that the failure to compete successfully will not have a material adverse effect on Navigant's financial condition and results of operations.

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

   Currently, Navigant and its subsidiaries, SatoTravel, Navigant UK and Navigant Brazil, operate on separate computer systems and Navigant and most of its subsidiaries operate on separate telephone systems, several of which use different technologies. Navigant expects that it will integrate these systems, but it has not yet established a definitive timetable for integration of all of such systems or its definitive capital needs for the integration. The contemplated integration of these systems may cause disruption to Navigant's business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

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

  .  Impairment of goodwill under FAS 142.

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

 Material Amount of Goodwill

   As of December 30, 2001, approximately $306.3 million, or 72.2%, of Navigant's total assets and 195.9% of Navigant's stockholders' equity represent intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 30, 2001, Navigant amortized goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduces its net income. In fiscal year 2002, the Company will adopt the provisions of FAS 142 and discontinue the amortization of goodwill. Goodwill will no longer be amortized, instead it will be tested for impairment upon adoption and then annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

   A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of Navigant Common Stock. Navigant believes that anticipated cash flows and fair value associated with intangible assets recognized in connection with its acquisitions will continue and there presently is no persuasive evidence that any material portion will be impaired when the rules of FAS 142 are applied.

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

 Risk of Rapid Growth

   Navigant was formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and Navigant has made 28 acquisitions since that time. Navigant expects to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on Navigant's executive management, personnel and corporate support systems. Any inadequacy of Navigant's systems to manage the increased size and scope of operations resulting from growth could adversely affect Navigant's operations, business and financial results and condition.

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

   On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware and, on December 28, 2001, the United States Bankruptcy Court for the District of Delaware approved U.S. Office Product's Joint Liquidating Plan of Reorganization.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Market risks related to the Company's operations result primarily from changes in interest rates. The Company's interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company's interest expense is based upon variable interest rates of its bank's prime rate or the Eurodollar rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein. Based upon the Company's outstanding long term debt subject to variable interest rates under the Credit Facility at December 30, 2001 of $117.5 million, a 50 basis point movement in the base rate or the LIBOR rate would approximate a $588,000 annual increase or decrease in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The following financial information is included on the pages indicated:

Report of Independent Accountants.......................................     35

Consolidated Balance Sheets as of December 30, 2001 and December 31,
 2000...................................................................     36

Consolidated Statements of Income for each of the three years in the period ended
 December 30, 2001......................................................     37

Consolidated Statement of Stockholders' Equity for each of the three
 years in the period ended December 30, 2001............................     38

Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 30, 2001......................................................  39-40

Notes to Consolidated Financial Statements..............................  41-59

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

/s/ Edward S. Adams
Chairman of the Board and Chief Executive Officer

/s/ Robert C. Griffith
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Navigant International, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the "Company") at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 8, 2002

                          NAVIGANT INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                      December 30, December 31,
                                                          2001         2000
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $  4,236     $  3,100
  Restricted cash equivalents in FireVine............                   6,690
  Accounts receivable, less allowance for doubtful
   accounts of $1,569 and $696, respectively.........     60,939       50,487
  Prepaid expenses and other current assets..........      7,075        4,117
  Deferred income taxes..............................      3,699        2,534
  Income tax receivable..............................      7,046        3,720
                                                        --------     --------
    Total current assets.............................     82,995       70,648
                                                        --------     --------
Property and equipment, net..........................     28,519       28,079
Intangible assets, net...............................    306,285      226,971
Other assets.........................................      6,668        5,613
                                                        --------     --------
    Total assets.....................................   $424,467     $331,311
                                                        ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term portion of long-term debt...............   $ 10,753     $  9,375
  Short-term portion of capital lease obligations....        410          658
  Accounts payable...................................      7,132        3,664
  Accrued compensation...............................      9,586        7,697
  Other accrued liabilities..........................     28,509       26,298
                                                        --------     --------
    Total current liabilities........................     56,390       47,692
                                                        --------     --------
Long-term debt.......................................    198,762      130,790
Capital lease obligations............................        233           36
Deferred income taxes................................      2,104        1,535
Other long-term liabilities..........................     10,607        5,199
                                                        --------     --------
    Total liabilities................................    268,096      185,252
                                                        --------     --------
Minority interest in FireVine........................                  13,572
                                                        --------     --------
Commitments and contingencies (Notes 10 and 12)

Stockholders' equity:
  Common stock; $.001 par value, 150,000,000 shares
   authorized; 14,796,000 and 13,163,000 issued,
   respectively......................................         14           13
Additional paid-in capital...........................    143,915      115,085
Treasury stock at cost; 1,231,000 and 1,154,000
 shares outstanding, respectively....................    (10,928)      (9,922)
  Retained earnings..................................     28,973       28,533
  Accumulated other comprehensive loss...............     (5,603)      (1,222)
                                                        --------     --------
    Total stockholders' equity.......................    156,371      132,487
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $424,467     $331,311
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                   For the Year Ended
                                         --------------------------------------
                                         December 30, December 31, December 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
Revenues...............................    $350,331     $315,029     $229,161

Operating expenses.....................     205,953      176,359      128,971
General and administrative expenses....     103,801       88,635       61,320
Depreciation and amortization expense..      18,028       12,433        9,752
Non-recurring and restructuring
 charges...............................       3,550        1,900
                                           --------     --------     --------
Operating income.......................      18,999       35,702       29,118

Other (income) expenses:
  Interest expense.....................      16,248       13,070        5,929
  Interest income......................        (299)        (673)        (199)
  Other, net...........................         237           27           15
                                           --------     --------     --------
Income before provision for income
 taxes.................................       2,813       23,278       23,373
Provision for income taxes.............       2,238        9,918       10,217
                                           --------     --------     --------
Income before minority interest........         575       13,360       13,156
Minority interest......................         135         (869)         120
                                           --------     --------     --------
Net income.............................    $    440     $ 14,229     $ 13,036
                                           ========     ========     ========
Weighted average number of common
 shares outstanding:
  Basic................................      12,829       12,262       12,841
  Diluted..............................      13,219       12,385       12,868

Net income per share:
  Basic................................    $   0.03     $   1.16     $   1.02
  Diluted..............................    $   0.03     $   1.15     $   1.01


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                              Accumulated
                                        Additional               Other                                Total
                                 Common  Paid-in   Treasury  Comprehensive Retained Comprehensive Stockholders'
                         Shares  Stock   Capital    Stock       Income     Earnings Income (Loss)    Equity
                         ------  ------ ---------- --------  ------------- -------- ------------- -------------
Balance at December 27,
 1998................... 12,929   $13    $113,251  $   (312)    $   (95)   $ 1,268                  $114,125
 Exercise of stock
  options...............     91               602                                                        602
 Tax impact of exercise
  of stock options......                      191                                                        191
 Share repurchase
  program...............   (405)                     (3,208)                                          (3,208)
 Comprehensive income:
 Net income.............                                                    13,036     $13,036        13,036
 Other comprehensive
  income, net of tax:
   Foreign currency
    translation
    adjustment..........                                            217                    217           217
                                                                                       -------
   Total comprehensive
    income..............                                                               $13,253
                         ------   ---    --------  --------     -------    -------     =======      --------
Balance at December 26,
 1999................... 12,615    13     114,044    (3,520)        122     14,304                   124,963
 Exercise of stock
  options...............     27               201                                                        201
 Tax impact of exercise
  of stock options......                       40                                                         40
 Share repurchase
  program...............   (696)                     (6,402)                                          (6,402)
 Shares issued in
  repayment of notes....     63               800                                                        800
 Comprehensive income
  (loss):
 Net income.............                                                    14,229     $14,229        14,229
 Other comprehensive
  income (loss), net of
  tax:
   Foreign currency
    translation
    adjustment..........                                         (1,344)                (1,344)       (1,344)
                                                                                       -------
   Total comprehensive
    income (loss).......                                                               $12,885
                         ------   ---    --------  --------     -------    -------     =======      --------
Balance at December 31,
 2000................... 12,009    13     115,085    (9,922)     (1,222)    28,533                   132,487
 Exercise of stock
  options...............    146             1,267                                                      1,267
 Tax impact of exercise
  of stock options......                      655                                                        655
 Issuance of common
  stock and stock
  options for the
  purchase of
  SatoTravel............  1,485     1      26,908                                                     26,909
 Share repurchase
  program...............    (75)                     (1,006)                                          (1,006)
 Comprehensive income
  (loss):
 Net income.............                                                       440     $   440           440
 Other comprehensive
  loss, net of tax:
   Foreign currency
    translation
    adjustment..........                                         (2,504)                (2,504)       (2,504)
   Effect of interest
    rate swaps..........                                         (1,877)                (1,877)       (1,877)
                                                                                       -------
   Total comprehensive
    loss................                                                               $(3,941)
                         ------   ---    --------  --------     -------    -------     =======      --------
Balance at December 30,
 2001................... 13,565   $14    $143,915  $(10,928)    $(5,603)   $28,973                  $156,371
                         ======   ===    ========  ========     =======    =======                  ========


          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                   For the Year Ended
                                         --------------------------------------
                                         December 30, December 31, December 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
Cash flows from operating activities:
  Net income............................   $    440     $ 14,229     $ 13,036
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization
    expense.............................     18,028       12,433        9,752
   Non-recurring and restructuring
    charges.............................      3,188          213
   Income tax benefit from employee
    exercise of stock options...........        655           40          191
   Deferred tax provision (benefit).....      2,662        1,712         (936)
   Minority interest....................        428       (1,548)         120
   Changes in current assets and
    liabilities (net of assets acquired
    and liabilities assumed in
    combinations accounted for under
    the purchase method):
     Accounts receivable................     14,965        1,418       (2,231)
     Prepaid expenses and other
      assets............................      1,169        1,809           19
     Accounts payable...................       (998)      (2,929)        (530)
     Income taxes receivable............     (5,983)      (1,342)      (4,165)
     Accrued liabilities and other
      liabilities.......................    (16,293)      (5,128)      (5,077)
                                           --------     --------     --------
       Net cash provided by operating
        activities......................     18,261       20,907       10,179
                                           --------     --------     --------
Cash flows from investing activities:
  Additions to property and equipment,
   net of disposals.....................     (7,296)     (10,539)      (5,234)
  Proceeds from disposal of building....      5,350                     1,025
  Cash paid in acquisitions, net of cash
   received.............................    (39,316)     (37,667)     (28,001)
  Cash paid for earn-outs related to
   prior acquisitions...................     (7,514)        (265)
  Purchase of investments/sale of
   investments (restricted cash)........      6,690        8,275      (14,965)
                                           --------     --------     --------
       Net cash used in investing
        activities......................    (42,086)     (40,196)     (47,175)
                                           --------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt.................................                  80,000
  Payments of long-term debt............    (13,470)      (7,770)      (8,099)
  Proceeds from (payments of) credit
   facilities, net......................     48,970      (42,850)      36,700
  Payment of debt issue costs...........                  (1,873)      (2,225)
  Proceeds from issuance (repayment) of
   minority interest in FireVine........    (10,500)                   15,000
  Proceeds from exercise of stock
   options..............................      1,267          201          602
  Repurchase of common stock............     (1,006)      (6,401)      (3,208)
                                           --------     --------     --------
       Net cash provided by financing
        activities......................     25,261       21,307       38,770
                                           --------     --------     --------
Effect of exchange rate changes on
 cash...................................       (300)        (921)         (86)
                                           --------     --------     --------
Net increase in cash and cash
 equivalents............................      1,136        1,097        1,688
Cash and cash equivalents at beginning
 of period..............................      3,100        2,003          315
                                           --------     --------     --------
Cash and cash equivalents at end of
 period.................................   $  4,236     $  3,100     $  2,003
                                           ========     ========     ========
Supplemental disclosures of cash flow
 information:
  Interest paid.........................   $ 14,036     $ 11,816     $  5,410
  Income taxes paid.....................   $  6,613     $  9,548     $ 14,382

          See accompanying notes to consolidated financial statements.

                          NAVIGANT INTERNATIONAL, INC.

                                 (In Thousands)

   The Company issued notes payable, common stock and options and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 30, 2001, December 31, 2000 and December 26, 1999. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 30, December 31, December 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
Accounts receivable....................   $ 25,911     $ 9,827      $ 12,303
Prepaid expenses and other current
 assets................................      3,419       1,928           523
Property and equipment.................      8,180         960           924
Intangible assets......................     78,885      39,002        45,043
Other assets...........................      1,029         634           531
Short-term debt........................        (35)       (458)       (4,392)
Accounts payable.......................     (4,466)     (1,713)       (2,568)
Accrued liabilities....................    (16,505)     (5,107)      (10,676)
Long-term debt.........................    (22,130)
Other long-term liabilities............     (3,779)     (1,074)       (2,087)
                                          --------     -------      --------
  Net assets acquired..................   $ 70,509     $43,999      $ 39,601
                                          ========     =======      ========
The acquisitions were funded as
 follows:
  Notes payable due to former owners...   $  4,285     $ 6,332      $ 11,600
  Issuance of common stock and
   options.............................     26,908
  Cash paid, net of cash received......     39,316      37,667        28,001
                                          --------     -------      --------
    Total..............................   $ 70,509     $43,999      $ 39,601
                                          ========     =======      ========

   Noncash transactions:
--------
.. During the year ended December 30, 2001, the Company acquired $643 in fixed assets through capital lease transactions.

.. During the year ended December 31, 2000, the Company repaid $800 of notes payable to former owners using common stock.


          See accompanying notes to consolidated financial statements.

                         NAVIGANT INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Unless Otherwise Noted)

NOTE 1--BACKGROUND

   Navigant International, Inc. (the "Company"), a Delaware corporation, is one of the largest corporate travel management companies in the United States based on airline ticket sales. The Company manages all aspects of its client's travel processes, focusing on reducing their travel expenses. The Company through Scheduled Airlines Traffic Offices, Inc. ("SatoTravel"), which was acquired in June 2001, provides airline travel reservation services to the U.S. Government and its employees and private sector organizations.

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

   The Company's operations are primarily concentrated in one market segment-- airline travel--and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company's operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company's corporate customers and the related financial information is not separately stated in the Company's internal reports.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Accordingly, actual results could differ from those estimates used.

Fiscal Year

   The Company reports its financial results on a 52- or 53-week fiscal year ending on the Sunday closest to December 31. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. Fiscal year 2000 is a 53-week period and all other fiscal years presented are 52-week periods.

Reclassifications

   Certain reclassifications have been made to prior years' balances to conform to current year presentation.

Cash and Cash Equivalents

   The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Restricted Cash Equivalents in FireVine

   In 1999, the Company received a $15 million investment from an unrelated venture capital fund for an ownership interest in FireVine, LLC ("FireVine") or NavigantVacations.com, which was previously wholly owned. The proceeds of this investment were restricted to fund the operations of FireVine.

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

Property and Equipment

   Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 10 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is amortized over the lesser of its useful life or its lease terms.

Intangible Assets

   Intangible assets consist of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight-line basis over an estimated useful life of 35 years. In fiscal year 2002 the Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), and discontinue the amortization of goodwill. See additional details on this pronouncement in the "New Accounting Pronouncements" section below.

Impairment of Long-Lived Assets

   Management periodically evaluates the recoverability of the carrying value of its long-lived tangible and intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily determinable, depending upon the nature of the assets.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements.

Income Taxes

   Income tax includes U.S. and international income taxes. Certain items are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred income taxes.

Revenue Recognition

   Revenues consist of commissions and fees on travel services and volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue over the period benefited, which is generally on a monthly basis. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. The provisions that have been netted against revenues are not material in the periods reflected. The Company's estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the Company's service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company's estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract.

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

Net Income Per Share

   Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, options for 0.9 million, 3.1 million and 3.4 million shares, respectively, were excluded from diluted earnings per share.

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

   In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142").

   FAS 141 requires that all business combinations be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001.

   FAS 142 addresses financial accounting and reporting for (i) intangible assets acquired individually or with a group of other assets at acquisition and
(ii) goodwill and other intangible assets subsequent to their acquisition. Under the provisions of FAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill will also no longer be amortized. Rather, it will be tested for impairment upon adoption of this standard and thereafter on an annual basis and between annual tests in certain circumstances. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company). The Company estimates that the reduction of amortization expense following the implementation of FAS 142 will result in a $0.63 increase in earnings per diluted common share in 2002.

   In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a significant effect on the Company's results of operations or its financial position.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. It does, however, remove goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. The statement also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off be

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

considered held and used until it is disposed of. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a significant effect on the Company's results of operations or its financial position.

NOTE 3--BUSINESS COMBINATIONS

Purchase Method

   In 2001, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $70,509 consisting of cash, net of cash acquired, of $39,316, issuance of 1,485,000 shares of common stock and 182,118 options at a weighted average exercise price of $3.19 for a total value of $26,908 and notes payable of $4,285. Included in this aggregate purchase price is the acquisition of SatoTravel for $53.9 million, consisting of cash ($27.0 million), stock ($24.2 million) and conversion of stock options ($2.7 million). The total assets related to these five acquisitions were $117,424 including intangible assets of $78,885. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

   In 2000, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $43,999 consisting of cash, net of cash acquired, of $37,667 and notes payable of $6,332. None of these acquisitions was significant on a relative basis. The total assets related to these six acquisitions were $52,351 including intangible assets of $39,002. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. In addition to the above noted consideration, additional purchase consideration aggregating $7,514 and $265 has been paid in 2001 and 2000, respectively, based on subsequent earnings or completion of financial audits of the previously acquired entities.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The following presents the unaudited pro forma results of operations of the Company for the years ended December 30, 2001 and December 31, 2000, which gives retroactive effect to the results of the companies acquired in 2001 and 2000 purchase acquisitions as if all such purchase acquisitions had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $(511) and $(3,319) for the years ended December 30, 2001 and December 30, 2000, respectively, to reflect the amortization of intangible assets, adjustments in executive compensation, interest expense associated with the debt incurred to finance the acquisitions and inclusion of a federal income tax provision on all earnings:

                                                          For the Year Ended
                                                       -------------------------
                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
                                                              (unaudited)
Revenues..............................................   $411,901     $467,115
Net income............................................   $    658     $ 18,905
Net income per share--basic...........................   $   0.05     $   1.38
Net income per share--diluted.........................   $   0.05     $   1.36

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period or the results which may occur in the future.

   Acquisitions for 2001, 2000 and 1999 accounted for under the purchase method and related date of acquisition are as follows:

                                                     Date of
                 Name of Acquisition               Acquisition
                 -------------------              --------------
      2001 Acquisitions:
        Travel Services International, Ltd.         January 2001
        C & J Travel, Inc.                              May 2001
        Meritek Travel Company                         June 2001
        Scheduled Airlines Traffic Offices, Inc.
         ("SatoTravel")                                June 2001
        I.T.A. Travel Agency Limited                 August 2001(1)
      2000 Acquisitions:
        All Seasons Travel Group, Inc.             February 2000
        Belle Meade Travel, Inc.                       July 2000
        Dawson's Travel, Inc.                       January 2000
        Getz International Travel, Inc.             January 2000
        GTS Global Travel Solutions               September 2000
        K. R. Agencia de Viagens, Ltda. (Brazil)  September 2000
      1999 Acquisitions:
        Cornerstone Enterprises, Inc.             September 1999
        Couch/Mollica Travel, Ltd.                     July 1999
        Dollinger Travel, Inc.                     November 1999
        First Travelcorp, Inc.                    September 1999
        Forbes Travel Service, Inc.                    June 1999
        Lovejoy-Tiffany & Associates, Inc.          October 1999
        M.D. Travel Management Limited             December 1999
        Moran Travel Bureau, Inc.                       May 1999
        Oaks Travel Corp.                          November 1999
        Travel Resources Inc.                       October 1999

(1) As this acquisition occurred subsequent to the effective date of FAS 141, the resulting goodwill of $1,605 was not subject to amortization in 2001.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


NOTE 4--NON-RECURRING AND RESTRUCTURING CHARGES

   The Company recorded a $3.6 million restructuring charge in December 2001. The charge relates to an asset impairment to write down long-lived assets of its subsidiary, FireVine, as a result of the consolidation of FireVine operations and infrastructure within Navigant. The restructuring of FireVine eliminates several redundant assets and investments in infrastructure and partnerships and writes down technology that is no longer necessary based on integration with Navigant's infrastructure. The activity in the restructuring liability during 2001 was as follows (in thousands):

                                                 Fixed
                                                 Asset        Other
                                               Impairment Restructuring
                                                 Costs        Costs      Total
                                               ---------- ------------- -------
2001 restructuring charge.....................  $ 3,148       $ 402     $ 3,550
Payments......................................                 (132)       (132)
Non-cash usage................................   (3,148)        (40)     (3,188)
                                                -------       -----     -------
Balance at December 30, 2001..................  $     0       $ 230     $   230
                                                =======       =====     =======

   The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company's recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provided for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, the five facilities had been closed or consolidated and all 130 employee positions had been eliminated. The activity in the restructuring liability during 2000 was as follows:

                                             Employee
                                           Severance and    Facility
                                            Termination   Closures and
                                               Costs     Consolidations  Total
                                           ------------- -------------- -------
2000 restructuring charge.................    $ 1,584        $ 316      $ 1,900
Payments..................................     (1,584)        (103)      (1,687)
Non-cash usage............................                    (213)        (213)
                                              -------        -----      -------
Balance at December 31, 2000..............    $     0        $   0      $     0
                                              =======        =====      =======

NOTE 5--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
Land..................................................   $      0     $    325
Buildings.............................................      3,156        6,294
Furniture and fixtures................................     36,523       32,508
Leasehold improvements................................      7,074        4,927
Assets under capital leases...........................      1,245        1,590
                                                         --------     --------
                                                           47,998       45,644
Less: Accumulated depreciation........................    (19,479)     (17,565)
                                                         --------     --------
Net property and equipment............................   $ 28,519     $ 28,079
                                                         ========     ========

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   Depreciation expense for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $9,272, $5,583 and $4,592, respectively.
Amortization expense for assets under capital leases for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $363, $87 and $95, respectively.

NOTE 6--INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Goodwill...........................................   $332,166     $244,459
   Less: Accumulated amortization.....................    (25,881)     (17,488)
                                                         --------     --------
   Net intangible assets..............................   $306,285     $226,971
                                                         ========     ========

   Amortization expense for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $8,393, $6,763 and $5,065, respectively.

NOTE 7--OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Customer deposits..................................   $17,948      $13,439
   Customer revenue share.............................       226        4,472
   Accrued interest payable...........................     1,505        1,419
   Allowance for refunds and exchanges................     1,032          485
   Other..............................................     7,798        6,483
                                                         -------      -------
     Total other accrued liabilities..................   $28,509      $26,298
                                                         =======      =======

NOTE 8--CREDIT FACILITIES

Long-Term Debt

   Long-term debt consists of:

                                                     December 30, December 31,
                                                         2001         2000
                                                     ------------ ------------
Line of Credit Facility, weighted average interest
 rate of 4.85% and 9.25% at December 30, 2001 and
 December 31, 2000..................................   $117,500     $ 47,000
Senior Secured Notes, fixed interest rate of 9.84%
 payable in three equal installments of $26.7
 million on November 2004, 2005 and 2006............     80,000       80,000
Notes payable due to former owners, unsecured,
 interest rates ranging from 5.5% to 7.0%,
 maturities through 2003............................      7,915       11,498
Installment payment due to Och Ziff, due March
 2002...............................................      3,500           --
Payable to State of Minnesota, interest rate of
 3.5%, due 2007, quarterly payments of $25..........        600           --
Mortgages payable, collateralized by certain assets
 of the Company, 9.08% to 9.4% interest rates, paid
 off in full through sale/leaseback transaction.....         --        1,667
                                                       --------     --------
                                                        209,515      140,165
Less: Current maturities of long-term debt..........     10,753        9,375
                                                       --------     --------
  Total long-term debt..............................   $198,762     $130,790
                                                       ========     ========

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The Company maintains a Credit Facility with NationsBank, N.A., as administrative agent that matures on August 2004. On August 31, 2000, the Company signed an amendment to the Credit Facility, increasing it to $150 million with the same terms and conditions. The Facility is collateralized by substantially all of the Company's assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios.

   On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 31, 2002, the consolidated leverage ratio may not exceed 4.75:1.00. The maximum consolidated leverage ratio allowed is decreased until March 31, 2003, where it returns to its original level of 2.50:1.00. As a condition of the increase in the ratio, the Company will incur an increase in interest expense. Based on the average outstanding balance on the Credit Facility in 2001 of approximately $100 million, the increased interest rate for 2002 may result in up to $1.3 million of additional interest expense for the year.

   On November 15, 2000, the Company authorized the issuance and sale of $80 million aggregate principal amount of 9.84% Senior Secured Notes (the "Notes") with three equal installments of $26.7 million due November 15, 2004, 2005 and 2006, respectively. The financial covenants are consistent with the Credit Facility. On February 11, 2002, the Company signed an amendment to the Note Purchase Agreements modifying certain terms and conditions including an increase in the maximum allowable debt to EBITDA ratio. As a condition of the increase in the ratio, the Company is required to pay additional interest on a quarterly basis based on the debt to EBITDA ratio. The additional consideration could result in up to $1.0 million of additional interest expense for 2002.

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

Maturities of Long-Term Debt

   Maturities of long-term debt are as follows:

      2002............................................................ $ 10,753
      2003............................................................    1,262
      2004............................................................  144,166
      2005............................................................   26,667
      2006............................................................   26,667
                                                                       --------
        Total maturities of long-term debt............................ $209,515
                                                                       ========

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


NOTE 9--INCOME TAXES

   Income before income taxes consists of the following:

                                                    For the Year Ended
                                          --------------------------------------
                                          December 30, December 31, December 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Domestic..............................    $1,409      $21,523      $22,217
   Foreign...............................     1,404        1,755        1,156
                                             ------      -------      -------
                                             $2,813      $23,278      $23,373
                                             ======      =======      =======

   The provision for income taxes consists of the following:

                                                 For the Year Ended
                                       --------------------------------------
                                       December 30, December 31, December 26,
                                           2001         2000         1999
                                       ------------ ------------ ------------
   Income taxes currently payable
    (receivable):
     Federal..........................   $(2,301)      $6,427      $ 9,046
     Foreign..........................     1,380          378          494
     State............................        (6)         849        1,613
                                         -------       ------      -------
                                            (927)       7,654       11,153
   Deferred income tax expense
    (benefit):
     Federal..........................     2,858        1,969         (795)
     State............................       307          295         (141)
                                         -------       ------      -------
                                           3,165        2,264         (936)
                                         -------       ------      -------
   Total provision for income taxes...   $ 2,238       $9,918      $10,217
                                         =======       ======      =======

   Deferred taxes are comprised of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Deferred tax assets:
     Allowance for doubtful accounts..................   $   566      $   278
     Accrued salary and vacation......................     1,475        1,632
     Deferred revenue.................................     1,977        1,941
     Deferred rent....................................       450
     Other accrued liabilities........................     1,734          717
                                                         -------      -------
       Total deferred tax assets......................   $ 6,202      $ 4,568
                                                         =======      =======
   Deferred tax liabilities:
     Property and equipment...........................   $  (673)     $  (835)
     Intangible assets................................    (3,736)      (2,641)
     Other............................................      (198)         (93)
                                                         -------      -------
       Total deferred tax liabilities.................   $(4,607)     $(3,569)
                                                         =======      =======
   Net deferred tax asset.............................   $ 1,595      $   999
                                                         =======      =======

   Management believes that it will obtain the full benefit of the deferred tax assets on the basis of the Company's historical profitability and its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Therefore, no valuation allowance is necessary.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                  For the Year Ended
                                        --------------------------------------
                                        December 30, December 31, December 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   U.S. federal statutory rate.........     35.0%        35.0%        35.0%
   State income taxes, net of federal
    income tax benefit.................      3.3          4.1          3.8
   Nondeductible goodwill..............     44.0          4.6          4.1
   Other...............................     (2.7)        (1.1)         0.8
                                            ----         ----         ----
   Effective income tax rate...........     79.6%        42.6%        43.7%
                                            ====         ====         ====

NOTE 10--LEASE COMMITMENTS

   The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                                              Capital Operating
                                                              Leases   Capital
                                                              ------- ---------
   2002......................................................  $450    $18,004
   2003......................................................   221     15,002
   2004......................................................    35      9,864
   2005......................................................            6,914
   2006......................................................            5,198
   Thereafter................................................           12,836
                                                               ----    -------
       Total minimum lease payments..........................   706    $67,818
                                                                       =======
   Less: Amounts representing interest.......................   (63)
                                                               ----
   Present value of net minimum lease payments including
    current portion
    of $410..................................................  $643
                                                               ====

   Rent expense for all operating leases for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $12,600, $8,964 and $6,936,
respectively.

   On June 25, 2001, the Company completed a sale/leaseback transaction for its headquarters facility. The building with a net book value of $3,113 was sold for $5,350 after deducting selling expenses and other related costs. The resultant gain of $2,237 was deferred and will be amortized over the life of the new lease agreement.

NOTE 11--MINORITY INTEREST IN FIREVINE

   On October 13, 1999, the Company sold a minority interest in its FireVine subsidiary to a third party venture capital firm for $15 million. This minority interest could have been converted to an approximate 22.5% stake in the subsidiary. Of the $15 million investment, $2.5 million was for 125,000 common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. The holder of the $12.5 million of Convertible Preferred Units had the right to require that FireVine redeem the Units upon certain conditions, including if an initial public offering of the subsidiary did not occur within two years, if the Company defaults under its Credit Facility, or if the Company undergoes a change of control as

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

defined in the Credit Facility. If the subsidiary did not redeem the units, the holder of the preferred units had the right to have the Company redeem them. The Preferred Stock was convertible into common units at a ratio of ten to one, plus an additional amount equal to the accrued but unpaid dividends any time prior to an initial public offering or if FireVine was sold. Additionally, FireVine issued a warrant to this third party venture capital firm for an additional 50,000 common units, at an exercise price of $60 per share that were exercisable anytime through October 13, 2009.

   In October 2001, the holder of the Convertible Preferred Units notified FireVine that it was exercising its put right requiring FireVine to redeem the Units. Since an initial public offering of FireVine had not occurred within two years of the original agreement, FireVine was required to pay the redemption price of $14.0 million (original principal plus accrued dividend). On December 12, 2001, Navigant negotiated a new agreement with the holder, wherein the holder surrendered all of their interests in FireVine, including their common units and warrants that were not originally covered by their put rights, for a promise to pay the full redemption price in three installments: $3.5 million due upon signing, $7.0 million due December 31, 2001 and the balance of $3.5 million due March 31, 2002.

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

   The plaintiffs allege that U.S. Office Products and the named U.S. Office Products executive officers made fraudulent misrepresentations and omissions about, among other things, U.S. Office Products' plans to engage in the strategic restructuring, which included a spin-off of its travel business, to its existing shareholders. The plaintiffs contend that such alleged misrepresentations and omissions induced the plaintiffs to sell their businesses to U.S. Office Products. The Company has been named in the lawsuit as a successor to U.S. Office Products' travel businesses. The plaintiffs contend that they may seek rescission of the purchases of these two subsidiaries or damages for the value of the assets of the two subsidiaries from the Company and have requested that the Company be required to hold such assets in a constructive trust for the plaintiffs. As of December 30, 2001, the approximate book value of these two subsidiaries was $12.6 million. The Company has been, and intends to continue, vigorously defending against this lawsuit.

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

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)

as defendants. Navigant has not been named as a defendant in any of these actions. The actions claim that the defendants made misstatements, failed to disclose material information and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with U.S. Office Products' Strategic Restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to U.S. Office Products' acquisition of Mail Boxes Etcetera. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. The plaintiffs in these cases filed a single consolidated amended complaint on July 29, 1999, naming only U.S. Office Products and Mr. Ledecky as defendants. An additional action making factual allegations essentially the same as those in the consolidated amended complaint was filed in the United States District Court for the District of Columbia on January 3, 2000.

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

   Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by U.S. Office Products have also filed complaints in state court in Kentucky and state court in Indiana in which U.S. Office Products is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. These cases have been removed to federal district court, and in 1999 and early 2000 all of these cases were transferred and consolidated for practical purposes with the purported class action pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence and/or breach of fiduciary duty.

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

   On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. On December 28, 2001, the United States Bankruptcy Court for the District of Delaware approved U.S. Office Product's Joint Liquidating Plan of Reorganization, and the Plaintiffs in the various actions pending against U.S. Office Products could again pursue their claims. To that end, the class-action plaintiffs have asked the United States District Court for the District of Columbia to reopen the cases, and return them to the Court's active docket. The Court has yet to act on this request.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


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

Post Employment Benefits

   The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 30, 2001 and December 31, 2000 related to these agreements, as no change of control has occurred.

Travel Distribution

   At the date of the Travel Distribution, the Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provided, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Travel Distribution. Certain of the obligations of the Company and the other Spin-Off Companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to indemnify U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other Spin-Off Companies. In addition, the agreements allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the business travel agency business, between U.S. Office Products and each Spin-Off Company.

NOTE 13--EMPLOYEE BENEFIT PLANS

   The Company maintains a qualified 401(k) Retirement Plan (the "401(k) Plan") which allows eligible associates to contribute a portion of their salary on a pre-tax basis. All full-time employees are eligible to participate in the 401(k) Plan after six months of service. It is the Company's policy to match a portion of employee contributions, however, after the September 11, 2001 terrorist attacks, the Company has temporarily suspended all matching contributions as part of its cost reduction plan.

   Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. Within one year following their acquisition by the Company, the assets of these plans are rolled into the Company's 401(k) Plan.

   For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, the Company incurred expenses totaling $828, $1,039 and $736, respectively, related to these plans.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


NOTE 14--STOCKHOLDERS' EQUITY

Employee Stock Plans--Navigant

   In June 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"), which allows the Company to issue options under the plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 30, 2001, the Company had 772,939 shares available for future option grants.

   The Company accounts for options issued to employees and non-employee directors in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Any grants to non-employees under these plans are accounted for in accordance with EITF Issue No. 96-18.

   In June 2001, in connection with the Company's acquisition of SatoTravel, certain options were granted to former SatoTravel employees who became employees of the Company. Some of these options were granted at prices other than fair market value and include vesting credit for their period of service at SatoTravel. These options otherwise followed the normal provisions of the Company's fixed stock option plans. These options were valued under FASB Interpretation No. 44, an interpretation of APB Opinion 25. The options' calculated value of $2,670 was recorded as part of the purchase price of the acquisition (see Note 3).

   Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table:

                                                   For the Year Ended
                                         --------------------------------------
                                         December 30, December 31, December 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
   Net income (loss):
     As reported........................    $  440      $14,229      $13,036
     Pro forma..........................    (1,282)      12,286        9,524
   Net income (loss) per share:
     As reported:
       Basic............................    $ 0.03      $  1.16      $  1.02
       Diluted..........................    $ 0.03      $  1.15      $  1.01
     Pro forma:
       Basic............................    $(0.10)     $  1.00      $  0.74
       Diluted..........................    $(0.10)     $   .99      $  0.74

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    For the Year Ended
                                          --------------------------------------
                                          December 30, December 31, December 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Expected life of option...............   7 years      7 years      7 years
   Risk free interest rate...............      4.06%        6.25%        5.94%
   Expected volatility of stock..........     60.21%       46.71%       66.87%
   Dividends.............................   $     0      $     0      $     0

   The weighted-average fair value of options granted was $6.29, $5.93 and $5.17 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

   A summary of option transactions follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise   Options   Exercise
                                       Options    Price   Exercisable  Price
                                      ---------  -------- ----------- --------
   Balance at December 27,1998....... 3,147,981   $10.12      77,670   $8.55
     Granted.........................   324,749     8.19
     Exercised.......................   (90,852)    7.80
     Canceled........................   (81,410)    9.57
                                      ---------
   Balance at December 26, 1999...... 3,300,468    10.01   1,962,380   $9.46
     Granted.........................   117,500    10.31
     Exercised.......................   (27,653)    8.88
     Canceled........................  (204,069)   11.79
                                      ---------
   Balance at December 31, 2000...... 3,186,246     9.91   2,265,009   $9.61
     Granted.........................    62,500     9.95
     Conversion of SatoTravel
      options........................   182,118     3.19
     Exercised.......................  (145,606)    8.69
     Canceled........................  (109,297)   10.22
                                      ---------
   Balance at December 30, 2001...... 3,175,961   $ 9.57   2,677,187   $9.40
                                      =========

   The following table summarizes information about stock options outstanding and exercisable at December 30, 2001:

                            Options Outstanding               Options Exercisable
                      -------------------------------------   ------------------------
                                                 Weighted                   Weighted
                                    Weighted     Average                    Average
      Range of                      Average      Exercise                   Exercise
   Exercise Price      Options        Life        Price        Options       Price
   --------------     ---------     --------     --------     ---------     --------
   $3.19--$8.96         365,748       8.13        $5.24         265,607      $4.63
   $9.00--$9.00       1,617,171       6.51         9.00       1,571,171       9.00
   $9.03--$11.89      1,067,489       6.38        11.52         745,990      11.52
   $12.00--$16.56       125,553       6.60        13.06          94,419      12.80
                      ---------                               ---------
   $3.19--$16.56      3,175,961       6.66        $9.57       2,677,187      $9.40
                      =========                               =========

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Employee Stock Plans--FireVine

   The Operating Agreement of FireVine allows the Company to issue up to 226,111 options for FireVine common units to any one or more FireVine employees or independent contractors. Options are generally exercisable either immediately or beginning one year from the date of grant in cumulative yearly amounts of 25% of the units under option, and generally expire ten years from the date of grant. Options are issued at exercise prices equal to or greater than the market value at the date of grant. At December 30, 2001, the Company had 66,300 shares available for future option grants.

   Had compensation cost for these stock options been recognized based upon the fair value of the stock options on the date of grant under the methodology prescribed by FAS 123, the expense for 2001 would have been $330,439, of which 25%, or $65,182, would have been allocated to the minority shareholder, and the expense for 2000 would have been $317,476, of which 25%, or $79,369, would have been allocated to the minority shareholder. During 1999, the entire expense of $286,317 would have been allocated to the minority shareholder.

   The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    For the Year Ended
                                          --------------------------------------
                                          December 30, December 31, December 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Expected life of option...............   7 years      7 years      7 years
   Risk free interest rate...............      4.06%        6.25%        5.94%
   Expected volatility of stock..........     60.21%       46.71%       66.87%
   Dividends.............................   $     0      $     0      $     0

   The weighted-average fair value of options granted was $2.56, $28.89 and $3.32 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

   A summary of FireVine option transactions follows:

                                                   Weighted             Weighted
                                                   Average              Average
                                                   Exercise   Options   Exercise
                                          Options   Price   Exercisable  Price
                                          -------  -------- ----------- --------
   Balance at December 27, 1998..........      --   $   --
     Granted............................. 111,111    10.00
     Exercised...........................      --       --
     Canceled............................      --       --
                                          -------
   Balance at December 26, 1999.......... 111,111    10.00    111,111    $10.00
     Granted.............................  60,575    79.57
     Exercised...........................      --       --
     Canceled............................    (850)  100.00
                                          -------
   Balance at December 31, 2000.......... 170,836    34.22    124,345    $19.58
     Granted.............................     800    60.00
     Exercised...........................      --       --
     Canceled............................ (11,825)   61.35
                                          -------
   Balance at December 30, 2001.......... 159,811   $32.34    137,683    $25.54
                                          =======

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


   The following table summarizes information about FireVine unit options outstanding and exercisable at December 30, 2001:

                                                                 Options
                           Options Outstanding                 Exercisable
                      -----------------------------------   ----------------------
                                               Weighted                 Weighted
                                  Weighted     Average                  Average
      Range of                    Average      Exercise                 Exercise
   Exercise Price     Options       Life        Price       Options      Price
   --------------     -------     --------     --------     -------     --------
   $10.00             111,111       7.30        $10.00      111,111      $10.00
   $60.00              20,325       8.50         60.00        6,298       60.00
   $100.00             28,375       8.11        100.00       20,274      100.00
                      -------                               -------
   $10.00--$100.00    159,811       7.60        $32.34      137,683      $25.54
                      =======                               =======

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following presents certain unaudited quarterly financial data for the years ended December 30, 2001 and December 31, 2000:

                                            Year Ended December 30, 2001
                                      ------------------------------------------
                                       First  Second   Third   Fourth    Total
                                      ------- ------- -------  -------  --------
   Revenues.......................... $82,913 $95,055 $90,015  $82,348  $350,331
   Operating income (loss)...........  10,358  11,511  (3,191)     321    18,999
   Net income (loss).................   4,031   4,764  (5,346)  (3,009)      440
   Per share amounts:
     Basic........................... $  0.34 $  0.39 $ (0.39) $ (0.22) $   0.03
     Diluted......................... $  0.34 $  0.38 $ (0.39) $ (0.22) $   0.03

                                            Year Ended December 31, 2000
                                      ------------------------------------------
                                       First  Second   Third   Fourth    Total
                                      ------- ------- -------  -------  --------
   Revenues.......................... $73,313 $81,838 $79,777  $80,101  $315,029
   Operating income..................   7,831  11,741   9,847    6,283    35,702
   Net income........................   3,055   5,515   4,491    1,168    14,229
   Per share amounts:
     Basic........................... $  0.24 $  0.45 $  0.37  $  0.10  $   1.16
     Diluted......................... $  0.24 $  0.45 $  0.37  $  0.10  $   1.15

NOTE 16--INTEREST RATE SWAP DERIVATIVES

   FAS 133 became effective for the Company on January 1, 2001. Under FAS 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The nature of the Company's debt structure necessarily involves the management of various financial risks, primarily those related to changes in interest rates. Management has recently entered into derivative interest rate swaps, which are financial instruments, to mitigate or eliminate certain of those risks.

                          NAVIGANT INTERNATIONAL, INC.

                 (Dollars in Thousands, Unless Otherwise Noted)


Fair-Value Hedges

   The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company's debt structure. The Company entered into an interest rate swap to convert a part of its nonprepayable fixed rate long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50 million. The Company's policy is to convert between 40% and 70% of all nonprepayable fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company's floating-rate revolving debt facility. This interest rate swap is accounted for as a fair-value hedge. For the year ended December 30, 2001, the Company recognized a net gain of $10 (reported as a reduction of interest expense), which represented the swap's ineffectiveness. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As December 30, 2001, the fair value of the swap was $714, which is recorded in Other Assets and Other Long-Term Liabilities.

Cash Flow Hedges

   The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the year ended December 30, 2001, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. As of December 30, 2001, the fair value of the cash flow hedges aggregates ($1,877), which is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss.

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

  3.1++++  Form of Amended and Restated Certificate of Incorporation.

  3.2++++  Bylaws.

  3.3++++  Form of Amendment to Bylaws.

  4.1++++  Form of certificate representing shares of Common Stock.

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

 10.4+++++ Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.

 10.5+++++ Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.

 10.6#     Amended and Restated Employment Agreement dated as of January 22,
           2001 between C. Thomas Nulty and Navigant International, Inc.

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

 10.9++++  Form of Agent Reporting Agreement with Airline Reporting Company.

 10.10++++ Form of Employment Agreement between Jonathan J. Ledecky and
           Navigant International, Inc.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------

 10.11++++ Form of 1998 Stock Incentive Plan of Navigant International, Inc.

 10.12** Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as Agent, and Navigant International,
           Inc.

 10.15*** Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as agent, and Navigant
           International, Inc.

 10.16***  Amendment to Form of Note Purchase Agreement, 9.84% Senior Secured
           Notes due November 15, 2006.

 10.17*    Limited Liability Company Agreement of NavigantVacations.com dated
           October 13, 1999.

 10.18     Consent dated October 5, 2001 to the Amended and Restated Credit
           Agreement dated as of August 6, 1999.

 10.19     Amendment to Note Purchase Agreements dated as of November 15, 2000.

 10.20**** Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999.

 10.21**** Second Amendment to the Note Purchase Agreements dated as of
           November 15, 2000.

 10.22 Ownership Interest Purchase Agreement between Navigant International and OZ Domestic Partners, L.P., dated December 12, 2001.

 21.1      Subsidiaries of Registrant.

 23.1      Consent of Independent Accountants.

 24.1      Power of Attorney (included on signature page hereto).

--------
+ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October 9, 1998.
++ Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended July 25, 1998, filed with the Securities and Exchange Commission on September 8, 1999.
+++ Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on November 30, 1998.
++++ Incorporated by reference herein from Navigant's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
+++++ Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended September 24, 2000, filed with the Securities and Exchange Commission on November 7, 2000 (File No. 0-24387).
* Incorporated by reference to Exhibit 10.1 of Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1999 (File No. 0-24387).
** Incorporated by reference to Exhibit 10.1 of Navigant's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999 (File No. 0-24387).
*** Incorporated by reference herein from Navigant's Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 (File No. 0-24387).
**** Incorporated by reference herein from Navigant's Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2002 (File No. 0-24387).
# Incorporated by reference to Exhibit 10.6 of Navigant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001 (File No. 0-24387).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 26, 2002

                                          Navigant International, Inc.
                                          a Delaware corporation

                                                   /s/ Edward S. Adams
                                          By: _________________________________
                                                     Edward S. Adams
                                              Chairman of the Board, Chief
                                                    Executive Officer
                                            and Director (Principal Executive
                                                         Officer)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 26, 2002.


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

                                                  /s/ C. Thomas Nulty
                                          By: _________________________________
                                                      C. Thomas Nulty
                                               President and Chief Operating
                                                          Officer

                                                 /s/ Eugene A. Over, Jr.
                                          By: _________________________________
                                                    Eugene A. Over, Jr.
                                                        Senior Vice
                                                  President/Administration

                                                /s/ Vassilios Sirpolaidis
                                          By: _________________________________
                                                   Vassilios Sirpolaidis
                                                          Director

                                                    /s/ Ned A. Minor
                                          By: _________________________________
                                                        Ned A. Minor
                                                          Director

                                                   /s/ D. Craig Young
                                          By: _________________________________
                                                       D. Craig Young
                                                          Director

                                                  /s/ Lawrence A. Hough
                                          By: _________________________________
                                                     Lawrence A. Hough
                                                          Director

                                                 /s/ David W. Weiderecht
                                          By: _________________________________
                                                    David W. Weiderecht
                                                          Director