Form 10-Q
period 2002-03-31
NAVIGANT INTERNATIONAL INC
filed 2002-05-14
CIK 1055455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 000-24387

NAVIGANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2080967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 INVERNESS CIRCLE EAST ENGLEWOOD, COLORADO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 706-0800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of May 1, 2002, the Registrant had outstanding 14,863,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2002	December 30, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,511	$4,236
Accounts receivable, less allowance for doubtful accounts of $1,593 and $1,569, respectively	74,751	60,939
Prepaid expenses and other current assets	6,788	7,075
Deferred income taxes	3,566	3,699
Income tax receivable	8,527	7,046

Total current assets	96,143	82,995
Property and equipment, net	26,568	28,519
Intangible assets, net	306,602	306,285
Other assets	7,569	6,668

Total assets	$436,882	$424,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short–term portion of long-term debt	$4,102	$10,753
Short-term portion of capital lease obligations	410	410
Accounts payable	9,788	7,132
Accrued compensation	14,090	9,586
Other accrued liabilities	33,072	28,509

Total current liabilities	61,462	56,390
Long–term debt	201,732	198,762
Capital lease obligations	133	233
Deferred income taxes	2,912	2,104
Other long–term liabilities	9,356	10,607

Total liabilities	275,595	268,096

Commitments and contingencies
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 14,834,000 and 14,796,000 issued, respectively	14	14
Additional paid-in-capital	144,163	143,915
Treasury stock at cost; 1,231,000 shares outstanding	(10,928)	(10,928)
Retained earnings	33,289	28,973
Accumulated other comprehensive loss	(5,251)	(5,603)

Total stockholders’ equity	161,287	156,371

Total liabilities and stockholders’ equity	$436,882	$424,467

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31, 2002	April 1, 2001
	(Unaudited)	(Unaudited)
Revenues	$93,550	$82,913
Operating expenses	52,603	46,579
General and administrative expenses	27,520	22,370
Depreciation and amortization expense	2,288	3,606

Operating income	11,139	10,358
Other (income) expenses:
Interest expense	4,202	3,477
Interest income	(17)	(102)
Other	14	115

Income before income taxes	6,940	6,868
Provision for income taxes	2,603	2,812

Income before minority interest	4,337	4,056
Minority interest		25

Net income	4,337	4,031
Other comprehensive income (loss):
Unrealized gain on derivatives designated as hedges	129
Foreign currency translation adjustment	223	(535)

Comprehensive income	$4,689	$3,496

Weighted average number of common shares outstanding:
Basic	13,550	11,975
Diluted	14,058	12,010
Net income per share:
Basic	$0.32	$0.34
Diluted	$0.31	$0.34

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, unless otherwise noted)

	For the Three Months Ended
	March 31, 2002	April 1, 2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,337	$4,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,288	3,606
Deferred tax provision	941
Minority interest		25
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable	(13,812)	(3,388)
Prepaid expenses and other assets	(1,110)	(1,592)
Accounts payable	2,656	919
Accrued liabilities	8,126	2,081
Other long-term liabilities	(1,166)	(1,331)

Net cash provided by operating activities	2,260	4,351

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(512)	(1,317)
Restricted cash equivalents in FireVine, net		1,445
Cash paid in acquisitions and earn-outs consideration, net of cash received		(5,764)

Net cash used in investing activities	(512)	(5,636)

Cash flows from financing activities:
Payments of long-term debt	(3,997)	(5,580)
Proceeds from credit facility, net	216	7,823
Repurchase of common stock		(343)
Proceeds from exercise of stock options	248	121

Net cash provided (used) by financing activities	(3,533)	2,021

Effect of exchange rate changes on cash	60	420

Net increase (decrease) in cash and cash equivalents	(1,725)	1,156
Cash and cash equivalents at beginning of period	4,236	3,100

Cash and cash equivalents at end of period	$2,511	$4,256

Supplemental disclosures of cash flow information:
Interest paid	$2,553	$1,341
Income taxes paid	$3,143	$1,535

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, unless otherwise noted)

NOTE 1—BACKGROUND

Navigant International, Inc. (the “Company”), a Delaware corporation, is the second largest corporate travel management company in the United States based on airline ticket sales. The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses. The Company, through Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”), which was acquired June 2001, provides airline travel reservation services to the U.S. Government and its employees and private sector organizations.

The Company’s operations are primarily concentrated in one market segment—airline travel—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company’s corporate customers and the related financial information is not separately stated in the Company’s internal reports.

NOTE 2—BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). The Company will adopt FAS 143 no later than December 30, 2002. Under FAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of FAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company believes that the adoption of FAS 143 will not have a significant effect on the Company’s results of operations or its financial position.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company adopted FAS 144 on December 31, 2001. FAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“FAS 121”). However, FAS 144 provides new guidance intended to address certain significant implementation issues associated with FAS 121, including expanded guidance with respect to appropriate cash flows to be used to

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, unless otherwise noted)

determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. FAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of FAS 144 did not have a significant effect on the Company’s results of operations or its financial position.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 is effective for the Company for fiscal year 2002. Management believes that the adoption of FAS 145 will not have a significant effect on the Company’s results of operations or its financial position.

NOTE 4—INTEREST RATE SWAP DERIVATIVES

The Company recognizes all derivative instruments in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The nature of the Company’s debt structure necessarily involves the management of various financial risks, primarily those related to changes in interest rates. Management has entered into derivative interest rate swaps, which are financial instruments, to mitigate or eliminate certain of those risks.

Fair-Value Hedges

The Company entered into an interest rate swap to convert a part of its nonprepayable, fixed-rate, long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50 million. The Company’s policy is to convert between 40% and 70% of all nonprepayable, fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company’s floating-rate revolving debt facility. This interest rate swap is accounted for as a fair-value hedge. For the three months ended March 31, 2002, the Company reported a gain of $125 associated with the total ineffectiveness of all fair-value hedges. As of March 31, 2002, the fair value of the swap was $670, which is recorded in Other Assets. The change in value from December 30, 2001 of ($44) is recorded in interest expense.

Cash Flow Hedges

The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the three months ended March 31, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of March 31, 2002, the fair value of the cash flow hedges aggregates ($1,748) and is recorded in Other Long-Term Liabilities. The change in value from December 30, 2001 of $129 is recorded in Accumulated Other Comprehensive Income.

NOTE 5—GOODWILL

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which became effective for the Company on January 1, 2002. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands, unless otherwise noted)

The Company has two reporting units: general travel management and meetings and incentives. The carrying value of goodwill held by the Company as of March 31, 2002 that will no longer be amortized was $306,602, which consists of $299,186 related to the general travel management unit and $7,416 related to the meetings and incentives unit. The overall carrying value of goodwill increased by $317 from December 30, 2001 as a result of foreign currency adjustments.

With the adoption of FAS 142, the Company tested goodwill for impairment in the first quarter of 2002 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year. Based on the testing performed in the first quarter of 2002, management of the Company believes the goodwill held in both units is fully recognizable and that no impairment charges are necessary for the quarter ended March 31, 2002.

The effects of the exclusion of goodwill amortization expenses were as follows:

	For the Three Months Ended
	March 31,	April 1,
	2002	2001
	(Unaudited)	(Unaudited)

Reported net income	$4,337	$4,031
Add back: Goodwill amortization		1,819
Add back: Tax effect of excluding goodwill		(490)

Adjusted net income	$4,337	$5,360

Basic earnings per share:
Reported net income	$0.32	$0.34
Add back: Goodwill amortization		0.15
Add back: Tax effect of excluding goodwill		(0.04)

Adjusted net income	$0.32	$0.45

Diluted earnings per share:
Reported net income	$0.31	$0.34
Add back: Goodwill amortization		0.15
Add back: Tax effect of excluding goodwill		(0.04)

Adjusted net income	$0.31	$0.45

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s distribution of services, the continued use of travel management companies by corporate clients, the use of co-branding involving the Company’s subsidiaries, the Company’s payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost reduction measures and fluctuations in the Company’s quarterly results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer online services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company’s ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company (“U.S. Office Products”) in June 1998, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Introduction

The Company provides travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services, throughout the United States, Canada, Brazil, the United Kingdom, and thirteen other countries.

The Company’s consolidated financial statements include the results of operations for the five companies acquired in business combinations in 2001 accounted for under the purchase method (the “2001 Purchased Companies”) from their respective dates of acquisition.

The Company has been adversely affected due to the terrorist attacks on the United States on September 11, 2001. During the three months ended March 31, 2002, transactions, which were down significantly after the attacks, steadily increased to 80% to 85% of first quarter 2001 levels.

Sources of Revenue

Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. Since 1995, the airlines have instituted various commission caps and cut the base commission on domestic and international tickets. The most recent commission cut occurred in March 2002, where most U.S. airlines eliminated base commissions paid to travel management companies.

In response to the reduction and elimination of airline commissions and consistent with industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients. Although the terms of the Company’s management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. With the elimination of commissions by most U.S. airlines, the Company does not expect any excess commissions available to pay to clients. In addition, the Company charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company typically charges between $35 and $55 for each air travel ticket issued to such clients and retains any commissions collected from the airlines.

The Company believes that its management contracts and service fee arrangements have minimized the financial impact of past commission caps and cuts and will continue to do so as base airline commissions are eliminated. The Company believes that nearly all of its transactions are currently generated from clients under management contracts and service fee arrangements.

The Company has entered into agreements with major airlines for the payment of ‘‘incentive override’’ commissions. Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of the Company’s ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets. Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide payments to the Company of up-front fees, annual payments or cost savings to the Company.

Expenses

The Company’s direct operating expenses include principally labor expense (which comprised approximately 63.5% of total direct operating expenses in the three months ended March 31, 2002), net commission payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

The Company’s general and administrative expenses include principally labor expense (which comprised approximately 56.5% of total general and administrative expenses in the three months ended March 31, 2002), occupancy costs and other costs.

Labor expense as a percentage of general and administrative expenses have been impacted by the acquisition of SatoTravel, which has a higher percentage of labor to general and administrative expenses than Navigant. As the integration of SatoTravel continues throughout 2002, the Company expects these percentages to approach historical levels.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three months ended March 31, 2002 and April 1, 2001.

	For the Three Months Ended
	March 31, 2002	April 1, 2001
Revenues	100.0%	100.0%
Operating expenses	56.3	56.2
General and administrative expenses	29.4	27.0
Depreciation and amortization expense	2.4	4.3

Operating income	11.9	12.5
Interest expense, net	4.5	4.1
Other (income) expense	(0.0)	0.1

Income before income taxes	7.4	8.3
Provision for income taxes	2.8	3.4

Income before minority interest	4.6%	4.9%

Revenues

Consolidated revenues increased 12.8%, from $82.9 million for the three months ended April 1, 2001 to $93.6 million for the three months ended March 31, 2002. This increase was primarily due to the inclusion of revenues from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $27.9 million in consolidated revenues. Offsetting this increase was a decrease in revenues in the first quarter of 2002 associated with the overall downturn in the economy and the aftermath of the September 11 attacks. Transactions for the three months ended March 31, 2002 are approximately 20% below transactions for the three months ended April 1, 2001, resulting in decreased revenues.

Operating Expenses

Operating expenses increased 12.9%, from $46.6 million, or 56.2% of revenues, for the three months ended April 1, 2001 to $52.6 million, or 56.3% of revenues, for the three months ended March 31, 2002. This increase was primarily due to the inclusion of operating expenses from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $15.4 million in consolidated operating expenses. Offsetting this increase was a decrease in operating expenses due to several cost cutting measures instituted by the Company following the September 11, 2001 terrorist attacks.

General and Administrative Expenses

General and administrative expenses increased 23.0%, from $22.4 million, or 27.0% of revenues, for the three months ended April 1, 2001 to $27.5 million, or 29.4% of revenues, for the three months ended March 31, 2002. The increase in general and administrative expenses as a percentage of revenues was due primarily to the acquisition of SatoTravel. SatoTravel’s general and administrative expenses as a percentage of revenue are higher than Navigant’s. As the integration of SatoTravel continues throughout 2002, the Company expects these percentages to approach historical levels.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 36.6%, from $3.6 million, or 4.3% of revenues, for the three months ended April 1, 2001 to $2.3 million, or 2.4% of revenues, for the three months ended March 31, 2002. This decrease was due to the Company’s adoption of FAS 142, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

Interest Expense, Net

Interest expense, net, increased from $3.4 million or 4.1% of revenues, for the three months ended April 1, 2001 to $4.2 million, or 4.5% of revenues, for the three months ended March 31, 2002. The increase was attributable to the financing of acquisitions of the 2001 Purchased Companies with borrowings under the Company’s credit facility as the average debt balance for the three months ended March 31, 2002 increased to $209.9 million, compared to $141.5 million for the three months ended April 1, 2001 resulting in approximately $1.5 million in additional interest expense. Additionally, the decrease in interest rates in 2002 resulted in $667 less interest expense as the Company’s average interest rate decreased from 9.8% for the three months ended April 1, 2001 to 8.5% for the three months ended March 31, 2002.

Provision for Income Taxes

Provision for income taxes decreased from $2.8 million for the three months ended April 1, 2001 to $2.6 million for the three months ended March 31, 2002, reflecting effective income tax rates of 40.9% and 37.5%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2002 compared to the three months ended April 1, 2001 is due to the Company no longer recording non-deductible goodwill amortization as of December 31, 2001 when the Company adopted FAS 142. The effective income tax rate for the three months ended March 31, 2002 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash of $2.5 million, working capital of $34.7 million, borrowings of $121.1 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $5.3 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $13.9 million. The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at March 31, 2002 was approximately $367.7 million.

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

On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain financial covenants. On February 11, 2002, the Company signed and amendment to the Note Purchase Agreements dated November 15, 2000 modifying certain terms and conditions to the Note Purchase Agreements. As of March 31, 2002, the Company was in compliance with the financial covenants of both agreements.

The Company intends to continue to evaluate acquisition opportunities, although management does not intend to complete as many acquisitions in 2002 as the Company completed in prior years. In addition, amendments to the Credit Facility and the Senior Secured Notes restrict the size and form of acquisitions the Company may complete during the term of the amendments. Nevertheless, the Company may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities.

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

Fluctuations in Quarterly Results of Operations

The business travel industry is seasonal and the Company’s results have fluctuated because of these seasonal variations. Net revenues and net income for the Company are generally higher in the second and third calendar quarters. The Company expects this seasonality to continue in the future. The Company’s quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Company’s common stock, which in turn could limit the ability of the Company to make acquisitions.

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

New Accounting Pronouncements

See details on new accounting pronouncements in Note 3 in the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Footnote 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. Based upon the Company’s borrowings under the Credit Facility at March 31, 2002, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $606,000 annualized increase or decrease in interest expense.

PART II.    OTHER INFORMATION.

ITEM 1.    LEGAL PROCEEDINGS.

See the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. The Company does not believe that the status of legal proceedings otherwise is materially different than at the date of its Annual Report.

Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
Not applicable.

(b) Reports on Form 8-K
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2002.

NAVIGANT INTERNATIONAL, INC.
a Delaware corporation

By:	/S/ ROBERT C. GRIFFITH
	Name:	Robert C. Griffith
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)