Form 10-Q
period 2002-06-30
NAVIGANT INTERNATIONAL INC
filed 2002-08-12
CIK 1055455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission file number 000-24387

NAVIGANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2080967

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 INVERNESS CIRCLE EAST ENGLEWOOD, COLORADO	80112

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (303) 706-0800

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

          As of August 1, 2002, the Registrant had outstanding 15,096,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 30,
	2002	2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$146	$4,236
Accounts receivable, less allowance for doubtful accounts of $1,841 and $1,569, respectively	73,281	60,939
Prepaid expenses and other current assets	7,815	7,075
Deferred income taxes	3,466	3,699
Income tax receivable	3,731	7,046

Total current assets	88,439	82,995
Property and equipment, net	26,026	28,519
Goodwill, net	308,856	306,285
Other assets	7,144	6,668

Total assets	$430,465	$424,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$3,486	$10,753
Short-term portion of capital lease obligations	448	410
Accounts payable	12,005	7,132
Accrued compensation	11,565	9,586
Other accrued liabilities	22,953	28,509

Total current liabilities	50,457	56,390
Long-term debt	195,794	198,762
Capital lease obligations	304	233
Deferred income taxes	370	2,104
Other long-term liabilities	10,847	10,607

Total liabilities	257,772	268,096

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,096,000 and 14,796,000 issued, respectively	14	14
Additional paid-in-capital	146,286	143,915
Treasury stock at cost; 1,231,000 shares outstanding	(10,928)	(10,928)
Retained earnings	40,476	28,973
Accumulated other comprehensive loss	(3,155)	(5,603)

Total stockholders’ equity	172,693	156,371

Total liabilities and stockholders’ equity	$430,465	$424,467

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$97,316	$95,055	$190,866	$177,968

Operating expenses	50,101	53,997	102,704	100,576
General and administrative expenses	28,845	25,346	56,365	47,717
Depreciation and amortization expense	2,512	4,201	4,800	7,807

Operating income	15,858	11,511	26,997	21,868

Other (income) expenses:
Interest expense	4,401	3,336	8,603	6,813
Interest income	(9)	(90)	(26)	(192)
Other	(4)	131	10	246

Income before income taxes	11,470	8,134	18,410	15,001
Provision for income taxes	4,304	3,331	6,907	6,142

Income before minority interest	7,166	4,803	11,503	8,859
Minority interest		39		64

Net income	7,166	4,764	11,503	8,795

Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives designated as hedges	(175)		(46)
Foreign currency translation adjustments	2,271	130	2,494	(405)

Comprehensive income	$9,262	$4,894	$13,951	$8,390

Weighted average number of common shares outstanding:
Basic	13,731	12,285	13,641	12,130
Diluted	14,436	12,679	14,310	12,524

Net income per share:
Basic	$0.52	$0.39	$0.84	$0.73
Diluted	$0.50	$0.38	$0.80	$0.70

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, unless otherwise noted)

	For the Six Months Ended
	June 30, 2002	July 1, 2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$11,503	$8,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,800	7,807
Deferred tax provision	433
Minority interest		64
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable	(10,348)	(2,648)
Prepaid expenses and other assets	(258)	(1,743)
Accounts payable	3,859	(50)
Accrued liabilities	(1,028)	(2,845)
Other long-term liabilities	(2,018)	(1,841)

Net cash provided by operating activities	6,943	7,539

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(2,100)	(3,071)
Proceeds from disposal of building		5,350
Restricted cash equivalents in FireVine, net		2,698
Cash paid in acquisitions and earn–outs consideration, net of cash received	(593)	(44,318)

Net cash used in investing activities	(2,693)	(39,341)

Cash flows from financing activities:
Payments of long-term debt	(4,763)	(10,477)
(Payments of) proceeds from credit facility, net	(6,163)	42,538
Repurchase of common stock		(343)
Proceeds from exercise of stock options	2,441	1,026

Net cash (used in) provided by financing activities	(8,485)	32,744

Effect of exchange rate changes on cash and cash equivalents	145	616

Net (decrease) increase in cash and cash equivalents	(4,090)	1,558
Cash and cash equivalents at beginning of period	4,236	3,100

Cash and cash equivalents at end of period	$146	$4,658

Supplemental disclosures of cash flow information:
Interest paid	$8,636	$6,748
Income taxes paid	$3,159	$4,870

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

          The Company’s operations are primarily concentrated in one market segment - airline travel - and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company’s corporate customers and the related financial information is not separately stated in the Company’s internal reports.

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

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). The Company will adopt FAS 143 no later than December 30, 2002. Under FAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of the statement would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company believes that the adoption of FAS 143 will not have a significant effect on the Company’s results of operations or its financial position.

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

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. FAS 145 is effective for the Company for fiscal year 2002. The adoption of FAS 145 did not have a significant effect on the Company’s results of operations or its financial position.

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which previously provided guidance on this topic. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of FAS 146 will not have a significant effect on the Company’s results of operations or its financial position.

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

Fair-Value Hedges

          The Company entered into an interest rate swap to convert a part of its nonprepayable, fixed-rate, long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50 million. The Company’s policy is to convert between 40% and 70% of all nonprepayable, fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company’s floating-rate revolving debt facility. This interest rate swap is accounted for as a fair-value hedge. For the six months ended June 30, 2002, the Company reported a gain of $126 associated with the total ineffectiveness of all fair-value hedges. As of June 30, 2002, the fair value of the swap was $1,619, an increase of $905 since December 30, 2001. The fair value of the swap is recorded in Other Assets and the fair value adjustment for the corresponding debt is recorded in Other Long-Term Liabilities.

Cash Flow Hedges

          The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the six months ended June 30, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of June 30, 2002, the fair value of the cash flow hedges aggregates ($3,102) and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the three and six months ended June 30, 2002 is ($1,354) and ($1,225), respectively.

NOTE 5—GOODWILL

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which became effective for the Company on December 31, 2001. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis.

          The Company has two reporting units: general travel management and meetings and incentives. The carrying value of goodwill held by the Company as of June 30, 2002 that will no longer be amortized was $308,856, which consists of $301,440 related to the general travel management unit and $7,416 related to the meetings and incentives unit. The overall carrying value of goodwill increased by $2,571 from December 30, 2001 as a result of foreign currency adjustments and earn-out payments.

          With the adoption of FAS 142, the Company tested goodwill for impairment in the first quarter of 2002 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year. Based on the testing performed in the first quarter of 2002, management of the Company believes the goodwill held in both units is fully recoverable and that no impairment charges are necessary for the quarter ended June 30, 2002.

          The effects of the exclusion of goodwill amortization expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands, Except Per Share Amounts)

Reported net income	$7,166	$4,764	$11,503	$8,795
Add back: Goodwill amortization		2,012		3,800
Add back: Tax effect of excluding goodwill		(523)		(929)

Adjusted net income	$7,166	$6,253	$11,503	$11,666

Basic earnings per share:
Reported net income	$0.52	$0.39	$0.84	$0.73
Goodwill amortization		0.16		0.31
Tax effect of excluding goodwill		(0.04)		(0.08)

Adjusted net income	$0.52	$0.51	$0.84	$0.96

Diluted earnings per share:
Reported net income	$0.50	$0.38	$0.80	$0.70
Goodwill amortization		0.16		0.30
Tax effect of excluding goodwill		(0.04)		(0.07)

Adjusted net income	$0.50	$0.50	$0.80	$0.93

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

          Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer online services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company’s ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company (“U.S. Office Products”) in June 1998, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, including changes or reductions in revenue as a consequence of, or related to, the failure, liquidation, bankruptcy or other reorganization of major travel suppliers, including airlines, rental car companies or hotel companies, and weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Introduction

          The Company provides travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. The Company has operations throughout the United States, Canada, and the United Kingdom and also in Brazil, France, Scotland and thirteen other countries.

          The Company’s consolidated financial statements include the results of operations for the company acquired in a business combination in 2002 accounted for under the purchase method (the “2002 Purchased Company”) and for the five companies acquired in business combinations in 2001 accounted for under the purchase method (the “2001 Purchased Companies”) from their respective dates of acquisition.

          The Company has been adversely affected due to the terrorist attacks on the United States on September 11, 2001. During the six months ended June 30, 2002, transactions, which were down significantly after the attacks, increased to 85% of second quarter 2001 levels.

Sources of Revenue

          Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. Since 1995, the airlines have instituted various commission caps and cut the base commission on domestic and international tickets. The most recent commission cut occurred in March 2002, where most U.S. airlines eliminated base commissions paid to travel management companies, although several foreign carriers still pay base commissions.

          In response to the reduction and elimination of U.S. airline commissions and consistent with industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients. Although the terms of the Company’s management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs, from any commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. With the elimination of commissions by most U.S. airlines, the Company does not expect any excess commissions available to pay to clients. In addition, the Company charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company typically charges between $35 and $55 for each air travel ticket issued to such clients and retains any commissions collected from the airlines and other vendors.

          The Company believes that its management contracts and service fee arrangements have minimized the financial impact of past commission caps and cuts and will continue to do so as base airline commissions are eliminated. The Company believes that nearly all of its transactions are currently generated from clients under management contracts and service fee arrangements.

          The Company has entered into agreements with major airlines for the payment of “incentive override” commissions. Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of the Company’s ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets. Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide payments to the Company of up-front fees, annual payments or cost savings to the Company.

Expenses

          The Company’s direct operating expenses include principally labor expense (which comprised approximately 67.0% and 65.2% of total direct operating expenses in the three and six months ended June 30, 2002), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

          The Company’s general and administrative expenses include principally labor expense (which comprised approximately 58.0% and 57.2% of total general and administrative expenses in the three and six months ended June 30, 2002, respectively), occupancy costs and other costs.

          Labor expense as a percentage of total direct operating expense and general and administrative expenses increased in the second quarter 2002 as the Company restored 50% of the salary cuts implemented following the September 11 terrorist attacks. The remaining 50% of the salary cuts were restored on July 1, 2002.

Results of Operations

          The following table sets forth various items as a percentage of revenues for the three and six months ended June 30, 2002 and July 1, 2001.

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	51.5	56.8	53.8	56.5
General and administrative expenses	29.6	26.7	29.6	26.8
Depreciation and amortization expense	2.6	4.4	2.5	4.4

Operating income	16.3	12.1	14.1	12.3
Interest expense, net	4.5	3.4	4.5	3.7
Other (income) expense	(0.0)	0.1	(0.0)	0.1

Income before income taxes	11.8	8.6	9.6	8.5
Provision for income taxes	4.4	3.5	3.6	3.5

Income before minority interest	7.4%	5.1%	6.0%	5.0%

Revenues

          Consolidated revenues increased 2.4%, from $95.1 million for the three months ended July 1, 2001 to $97.3 million for the three months ended June 30, 2002. This increase was primarily due to the inclusion of revenues from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $21.7 million in consolidated revenues. Offsetting this increase was a decrease in revenues in the second quarter of 2002 associated with the overall downturn in the economy and the aftermath of the September 11 attacks. Transactions for the three months ended June 30, 2002 are approximately 15% below transactions for the three months ended July 1, 2001, resulting in a similar decrease in revenues.

          Consolidated revenues increased 7.2%, from $178.0 million for the six months ended July 1, 2001 to $190.9 million for the six months ended June 30, 2002. This increase was primarily due to the inclusion of revenues from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $56.6 million in consolidated revenues. Offsetting this increase was a decrease in revenues in the first and second quarters of 2002 associated with the overall downturn in the economy and the aftermath of the September 11 attacks. Transactions for the six months ended June 30, 2002 are approximately 17% below transactions for the six months ended July 1, 2001, resulting in a similar decrease in revenues.

Operating Expenses

          Operating expenses decreased 7.2%, from $54.0 million, or 56.8% of revenues, for the three months ended July 1, 2001 to $50.1 million, or 51.5% of revenues, for the three months ended June 30, 2002. This decrease in both actual dollars and percentage of operating expenses was primarily due to several cost cutting measures instituted by the Company following the September 11 attacks. Offsetting this decrease was an increase in operating expenses due to the inclusion of operating expenses from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $13.0 million in consolidated operating expenses.

          Operating expenses increased 2.1%, from $100.6 million, or 56.5% of revenues, for the six months ended July 1, 2001 to $102.7 million, or 53.8% of revenues, for the six months ended June 30, 2002. The increase was primarily due to the inclusion of operating expenses from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $33.8 million in consolidated operating expenses. The decrease in the percentage of operating expenses as compared to revenues was a result of the increase in revenues as well as a decrease in operating expenses due to several cost cutting measures instituted by the Company following the September 11 attacks.

General and Administrative Expenses

          General and administrative expenses increased 13.8%, from $25.3 million, or 26.7% of revenues, for the three months ended July 1, 2001 to $28.8 million, or 29.6% of revenues, for the three months ended June 30, 2002. The increase in general and administrative expenses as a percentage of revenues was due primarily to the acquisition of SatoTravel as its general and administrative expenses as a percentage of revenue are higher than Navigant’s. Additionally, due to transactions and revenue for the three months ended June 30, 2002 being approximately 15% lower than the three months ended July 1, 2001, certain fixed general and administrative costs were being spread over a smaller revenue base.

General and administrative expenses increased 18.1%, from $47.7 million, or 26.8% of revenues, for the six months ended July 1, 2001 to $56.4 million, or 29.6% of revenues, for the six months ended June 30, 2002. The increase in general and administrative expenses as a percentage of revenues was due primarily to the acquisition of SatoTravel as its general and administrative expenses as a percentage of revenue are higher than Navigant’s. Additionally, due to transactions and revenue for the six months ended June 30, 2002 being approximately 17% lower than the six months ended July 1, 2001, certain fixed general and administrative costs were being spread over a smaller revenue base.

Depreciation and Amortization Expense

          Depreciation and amortization expense decreased 40.2%, from $4.2 million, or 4.4% of revenues, for the three months ended July 1, 2001 to $2.5 million, or 2.6% of revenues, for the three months ended June 30, 2002. This decrease was due to the Company’s adoption of FAS 142, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

          Depreciation and amortization expense decreased 38.5%, from $7.8 million, or 4.4% of revenues, for the six months ended July 1, 2001 to $4.8 million, or 2.5% of revenues, for the six months ended June 30, 2002. This decrease was due to the Company’s adoption of FAS 142, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

Interest Expense, Net

          Interest expense, net, increased from $3.4 million or 3.4% of revenues, for the three months ended July 1, 2001 to $4.4 million, or 4.5% of revenues, for the three months ended June 30, 2002. The increase was attributable to the financing of acquisitions of the 2001 Purchased Companies with borrowings under the Company’s credit facility as the average debt balance for the three months ended June 30, 2002 increased to $206.0 million, compared to $148.4 million for the three months ended June 1, 2001 resulting in approximately $1.2 million in additional interest expense. Additionally, the decrease in interest rates in 2002 resulted in $131,000 less interest expense as the Company’s average interest rate decreased from 8.8% for the three months ended June 1, 2001 to 8.6% for the three months ended June 30, 2002.

          Interest expense, net, increased from $6.6 million or 3.7% of revenues, for the six months ended July 1, 2001 to $8.6 million, or 4.5% of revenues, for the six months ended June 30, 2002. The increase was attributable to the financing of acquisitions of the 2001 Purchased Companies with borrowings under the Company’s credit facility as the average debt balance for the six months ended June 30, 2002 increased to $207.9 million, compared to $143.4 million for the six months ended June 1, 2001 resulting in approximately $2.7 million in additional interest expense. Additionally, the decrease in interest rates in 2002 resulted in $689,000 less interest expense as the Company’s average interest rate decreased from 9.2% for the six months ended June 1, 2001 to 8.5% for the six months ended June 30, 2002.

Provision for Income Taxes

          Provision for income taxes increased from $3.3 million for the three months ended July 1, 2001 to $4.3 million for the three months ended June 30, 2002, reflecting effective income tax rates of 41.0% and 37.5%, respectively. Provision for income taxes increased from $6.1 million for the six months ended July 1, 2001 to $6.9 million for the six months ended June 30, 2002, reflecting effective income tax rates of 40.9% and 37.5%, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2002 compared to the three and six months ended July 1, 2001 is due to the Company no longer recording non-deductible goodwill amortization as of December 31, 2001 when the Company adopted FAS 142. The effective income tax rate for the three months ended June 30, 2002 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

          At June 30, 2002, the Company had cash of $146,000, working capital of $38.0 million, borrowings of $115.3 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $4.7 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $19.7 million. The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at June 30, 2002 was approximately $372.7 million.

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

          On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain financial covenants. On February 11, 2002, the Company signed an amendment to the Note Purchase Agreements dated November 15, 2000 modifying certain terms and conditions to the Note Purchase Agreements. As of June 30, 2002, the Company was in compliance with the financial covenants of both agreements.

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

          As the Company continues to complete acquisitions, it may become subject to additional seasonal influences. Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

          The Company does not believe that inflation has had a material impact on its results of operations.

New Accounting Pronouncements

          See details on new accounting pronouncements in Note 3 in the Notes to the Consolidated Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Footnote 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. Based upon the Company’s borrowings under the Credit Facility at June 30, 2002, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $577,000 annualized increase or decrease in interest expense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Not applicable.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Date: August 12, 2002.

NAVIGANT INTERNATIONAL, INC. a Delaware corporation By: /s/ Robert C. Griffith Name: Robert C. Griffith Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)