Form 10-Q
period 2002-09-29
NAVIGANT INTERNATIONAL INC
filed 2002-11-12
CIK 1055455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 000-24387

NAVIGANT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-2080967 (I.R.S. Employer Identification No.)

84 INVERNESS CIRCLE EAST ENGLEWOOD, COLORADO (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number: (303) 706-0800

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             As of October 26, 2002, the Registrant had outstanding 15,104,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

SIGNATURES

CERTIFICATIONS

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 29, 2002	December 30, 2001

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$880	$4,236
Accounts receivable, less allowance for doubtful accounts of $1,640 and $1,569, respectively	72,196	60,939
Prepaid expenses and other current assets	6,353	7,075
Deferred income taxes	3,766	3,699
Income tax receivable		7,046

Total current assets	83,195	82,995

Property and equipment, net	24,493	28,519
Goodwill, net	307,415	306,285
Deferred income taxes	7,566
Other assets	6,055	6,668

Total assets	$428,724	$424,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$1,598	$10,753
Short-term portion of capital lease obligations	388	410
Accounts payable	11,163	7,132
Accrued compensation	12,424	9,586
Accrued income taxes	5,422
Deferred income	6,000
Other accrued liabilities	20,646	28,509

Total current liabilities	57,641	56,390

Long-term debt	161,575	198,762
Capital lease obligations	234	233
Deferred income taxes		2,104
Deferred income	25,319	4,705
Other long-term liabilities	5,773	5,902

Total liabilities	250,542	268,096

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,104,000 and 14,796,000 issued, respectively	14	14
Additional paid-in-capital	147,259	143,915
Treasury stock at cost; 1,231,000 shares outstanding	(10,928)	(10,928)
Retained earnings	46,193	28,973
Accumulated other comprehensive loss	(4,356)	(5,603)

Total stockholders’ equity	178,182	156,371

Total liabilities and stockholders’ equity	$428,724	$424,467

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$92,352	$90,015	$283,218	$267,983

Operating expenses	49,693	57,462	152,397	158,038
General and administrative expenses	26,688	30,755	83,053	78,472
Depreciation and amortization expense	2,488	4,989	7,288	12,796

Operating income (loss)	13,483	(3,191)	40,480	18,677

Other (income) expenses:
Interest expense	4,376	4,669	12,979	11,482
Interest income	(5)	(60)	(31)	(252)
Other	35	126	45	372

Income (loss) before income taxes	9,077	(7,926)	27,487	7,075
Provision (benefit) for income taxes	3,360	(2,638)	10,267	3,504

Income (loss) before minority interest	5,717	(5,288)	17,220	3,571
Minority interest		58		122

Net income (loss)	5,717	(5,346)	17,220	3,449

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated as hedges	91	(1,841)	45	(1,841)
Foreign currency translation adjustments	(1,292)	(1,389)	1,202	(1,794)

Comprehensive income (loss)	$4,516	$(8,576)	$18,467	$(186)

Weighted average number of common shares outstanding:
Basic	13,843	13,541	13,708	12,600
Diluted	14,113	13,541	14,222	13,071

Net income (loss) per share:
Basic	$0.41	$(0.39)	$1.26	$0.27
Diluted	$0.41	$(0.39)	$1.21	$0.26

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, unless otherwise noted)

	For the Nine Months Ended

	September 29, 2002	September 30, 2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$17,220	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,288	12,796
Deferred tax provision	(6,150)
Minority interest		122
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(9,263)	9,701
Prepaid expenses and other assets	1,388	10
Accounts payable	3,017	(5,699)
Accrued liabilities	6,678	(9,149)
Deferred income	26,614
Other long-term liabilities	(1,207)	(2,594)

Net cash provided by operating activities	45,585	8,636

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(3,096)	(5,007)
Proceeds from disposal of building		5,350
Restricted cash equivalents in FireVine, net		3,689
Cash paid in acquisitions and earn-outs consideration, net of cash received	(1,318)	(44,737)

Net cash used in investing activities	(4,414)	(40,705)

Cash flows from financing activities:
Payments of long-term debt	(6,531)	(12,586)
(Payments of) proceeds from credit facility, net	(40,382)	45,470
Repurchase of common stock		(1,006)
Proceeds from exercise of stock options	2,427	1,005

Net cash (used in) provided by financing activities	(44,486)	32,883

Effect of exchange rate changes on cash and cash equivalents	(41)	(1,442)

Net decrease in cash and cash equivalents	(3,356)	(628)
Cash and cash equivalents at beginning of period	4,236	3,100

Cash and cash equivalents at end of period	$880	$2,472

Supplemental disclosures of cash flow information:
Interest paid	$10,934	$8,289
Income taxes paid	$3,949	$5,958

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2002, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which previously provided guidance on this topic. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 30, 2002. Management believes that the adoption of FAS 146 will not have a significant effect on the Company’s results of operations or its financial position.

NOTE 4—DEFERRED INCOME

         On September 23, 2002, the Company entered into a new five-year contract with one of its vendors resulting in an upfront cash payment of approximately $30 million, which has been recorded as deferred income and will be recognized as income over the life of the contract. The cash proceeds received were used to make a voluntary prepayment on the Company’s $135 million bank credit facility on September 25, 2002.

NOTE 5—INTEREST RATE SWAP DERIVATIVES

         The Company recognizes all derivative instruments on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The nature of the Company’s debt structure necessarily involves the management of various financial risks, primarily those related to changes in interest rates. Management has entered into derivative interest rate swaps, which are financial instruments, to mitigate or eliminate certain of those risks.

Fair-Value Hedges

         The Company had entered into an interest rate swap to convert a part of its nonprepayable, fixed-rate, long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50 million. The Company’s policy was to convert between 40% and 70% of all nonprepayable, fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company’s floating-rate revolving debt facility. This interest rate swap was accounted for as a fair-value hedge. However, with the current interest rate environment and the gain in the market value of the hedge instrument, the Company determined that it should unwind its hedge and lock in the existing rate. Therefore, on September 16, 2002, the Company received $428 as payment from the counter party to unwind the swap. This gain was recorded as deferred income and will be amortized over the remaining life of the debt of three years.

Cash Flow Hedges

         The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. For the nine months ended September 29, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. As of September 29, 2002, the fair value of the cash flow hedges aggregates an unrealized loss of $2,955 and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the three and nine months ended September 29, 2002 is a gain of $147 and a loss of $1,078, respectively.

NOTE 6—GOODWILL

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which became effective for the Company on December 31, 2001. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis.

         The Company has two reporting units: general travel management and meetings and incentives. The carrying value of goodwill held by the Company as of September 29, 2002 that will no longer be amortized was $307,415, which consists of $299,999 related to the general travel management unit and $7,416 related to the meetings and incentives unit. The overall carrying value of goodwill increased by $1,130 from December 30, 2001 as a result of foreign currency adjustments and earn-out payments.

         With the adoption of FAS 142, the Company tested goodwill for impairment in the first quarter of 2002 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year. Testing in the third quarter of 2002 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using EBITDA amounts and a predetermined multipler for each reporting unit. Based on this testing, management of the Company believes the goodwill held in both units is fully recoverable and that no impairment charges are necessary for the quarter ended September 29, 2002.

         The effects of the exclusion of goodwill amortization expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Reported net income (loss)	$5,717	$(5,346)	$17,220	$3,449
Add back: Goodwill amortization		2,286		6,086
Add back: Tax effect of excluding goodwill		(495)		(1,497)

Adjusted net income (loss)	$5,717	$(3,555)	$17,220	$8,038

Basic earnings per share:
Reported net income (loss)	$0.41	$(0.39)	$1.26	$0.27
Goodwill amortization		0.17		0.48
Tax effect of excluding goodwill		(0.04)		(0.12)

Adjusted net income (loss)	$0.41	$(0.26)	$1.26	$0.63

Diluted earnings per share:
Reported net income (loss)	$0.41	$(0.39)	$1.21	$0.26
Goodwill amortization		0.17		0.47
Tax effect of excluding goodwill		(0.04)		(0.11)

Adjusted net income (loss)	$0.41	$(0.26)	$1.21	$0.62

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

         The Company has been adversely affected due to the terrorist attacks on the United States on September 11, 2001 as well as the continued, depressed economic conditions in the United States. During the three and nine months ended September 29, 2002, transactions were down 11% and 15%, respectively, from 2001 levels. Note that the 11% decrease in transactions from 2001 levels for the three months ended September 29, 2002 includes a high number of refunds granted in relation to the September 11 attacks and therefore is not necessarily indicative of changes in revenues.

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

         In response to the reduction and elimination of U.S. airline commissions and consistent with industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients. Although the terms of the Company’s management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs, from any commissions collected for travel arrangements made on behalf of the client. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. With the elimination of commissions by most U.S. airlines, the Company does not expect any excess domestic airline commissions available to pay to clients. In addition, the Company charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company typically charges between $35 and $55 for each air travel ticket issued to such clients and retains any commissions collected from the airlines and other vendors.

         The Company believes that its management contracts and service fee arrangements have minimized the financial impact of past commission caps and cuts and will continue to do so as base airline commissions are eliminated. The Company believes that nearly all of its transactions are currently generated from clients under management contracts and service fee arrangements.

         The Company has entered into agreements with major airlines for the payment of incentive override commissions. Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of the Company’s ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets. Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide payments to the Company of up-front fees, annual payments or cost savings to the Company.

Expenses

         The Company’s direct operating expenses include principally labor expense (which comprised approximately 65.4% and 65.3% of total direct operating expenses in the three and nine months ended September 29, 2002, respectively), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

         The Company’s general and administrative expenses include principally labor expense (which comprised approximately 54.2% and 56.2% of total general and administrative expenses in the three and nine months ended September 29, 2002, respectively), occupancy costs and other costs.

         Labor expense as a percentage of total direct operating expense and general and administrative expenses increased as the Company restored 50% of the salary cuts implemented following the September 11 terrorist attacks at the start of the second quarter 2002 and the remaining 50% at the start of the third quarter 2002. This increased the overall salary expense by 5% and 10% in the second and third quarters, respectively.

Results of Operations

         The following table sets forth various items as a percentage of revenues for the three and nine months ended September 29, 2002 and September 30, 2001.

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	53.8	63.8	53.8	59.0
General and administrative expenses	28.9	34.2	29.3	29.3
Depreciation and amortization expense	2.7	5.6	2.6	4.8

Operating income (loss)	14.6	(3.6)	14.3	6.9
Interest expense, net	4.8	5.1	4.6	4.2
Other expense		0.1		0.1

Income (loss) before income taxes	9.8	(8.8)	9.7	2.6
Provision (benefit) for income taxes	3.6	(2.9)	3.6	1.3

Income (loss) before minority interest	6.2%	(5.9)%	6.1%	1.3%

Revenues

         Consolidated revenues increased 2.6%, from $90.0 million for the three months ended September 30, 2001 to $92.4 million for the three months ended September 29, 2002. This increase was primarily due to the lack of travel in September of 2001 as a result of the September 11 attacks, where travel ceased for approximately a week and was extremely slow for the remainder of September.

         Consolidated revenues increased 5.7%, from $268.0 million for the nine months ended September 30, 2001 to $283.2 million for the nine months ended September 29, 2002. This increase was primarily due to the inclusion of the revenues of the 2001 Purchased Companies for the entire nine months of 2002. Offsetting this increase was a decrease in transactions for the nine months ended September 29, 2002, which are approximately 15% below transactions for the nine months ended September 30, 2001.

Operating Expenses

         Operating expenses decreased 13.5%, from $57.5 million, or 63.8% of revenues, for the three months ended September 30, 2001 to $49.7 million, or 53.8% of revenues, for the three months ended September 29, 2002. This decrease was primarily due to several cost cutting measures instituted by the Company following the September 11 attacks, an increase in productivity due to the implementation of more efficient procedures by the Company and synergies from common systems, as well as spreading certain operating expenses over a larger revenue base during the quarter.

         Operating expenses decreased 3.6%, from $158.0 million, or 59.0% of revenues, for the nine months ended September 30, 2001 to $152.4 million, or 53.8% of revenues, for the nine months ended September 29, 2002. This decrease was primarily due to the salary cuts that were instituted by the Company in October 2001 as a result of the September 11 attacks, which decreased salary expenses an average of 5% for the nine months ended September 29, 2002. The Company restored 50% of the original 10% salary reductions in April 2002 and the remaining 50% was restored in July 2002. The decrease is also a result of several other cost cutting measures instituted by the Company following the September 11 attacks, an increase in productivity due to the implementation of more efficient procedures by the Company and synergies from common systems, as well as spreading certain operating expenses over a larger revenue base. This decrease was offset by the inclusion of the operating expenses of the 2001 Purchased Companies.

General and Administrative Expenses

         General and administrative expenses decreased 13.2%, from $30.8 million, or 34.2% of revenues, for the three months ended September 30, 2001 to $26.7 million, or 28.9% of revenues, for the three months ended September 29, 2002. This decrease was primarily due to several cost cutting measures instituted by the Company following the September 11 attacks as well as the Company’s efforts to integrate the general and administrative expenses of the 2001 Purchased Companies.

         General and administrative expenses increased 5.8%, from $78.5 million, or 29.3% of revenues, for the nine months ended September 30, 2001 to $83.1 million, or 29.3% of revenues, for the nine months ended September 29, 2002. The increase in the dollar amount of general and administrative expenses was due primarily to the inclusion of the general and administrative expenses of the 2001 Purchased Companies. This increase was offset by the salary cuts that were instituted by the Company in October 2001 as a result of the September 11 attacks, which decreased salary expenses by an average of 5% for the nine months ended September 29, 2002. The Company restored 50% of the original 10% salary reductions in April 2002 and the remaining 50% was restored in July 2002. Also offsetting this increase were several other cost cutting measures instituted by the Company following the September 11 attacks as well as the Company’s efforts to integrate the general and administrative expenses of the 2001 Purchased Companies.

Depreciation and Amortization Expense

         Depreciation and amortization expense decreased 50.1%, from $5.0 million, or 5.6% of revenues, for the three months ended September 30, 2001 to $2.5 million, or 2.7% of revenues, for the three months ended September 29, 2002. This decrease was due to the Company’s adoption of FAS 142 on December 31, 2001, the provisions of which ceased the amortization of goodwill.

         Depreciation and amortization expense decreased 43.0%, from $12.8 million, or 4.8% of revenues, for the nine months ended September 30, 2001 to $7.3 million, or 2.6% of revenues, for the nine months ended September 29, 2002. This decrease was due to the Company’s adoption of FAS 142 on December 31, 2001, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

Interest Expense, Net

         Interest expense, net, decreased from $4.6 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 29, 2002. The decrease was attributable to a decrease in the average debt balance due to normal repayments from operations, from $208.7 million for the three months ended September 30, 2001 to $199.4 million for the three months ended September 29, 2002, resulting in approximately $200 less in interest expense. Additionally, the decrease in interest rates in the third quarter resulted in $150 less in interest expense as the Company’s average interest rate decreased from 8.8% for the three months ended September 30, 2001 to 8.5% for the three months ended September 29, 2002.

         Interest expense, net, increased from $11.2 million for the nine months ended September 30, 2001 to $12.9 million for the nine months ended September 29, 2002. The increase was attributable to the financing of acquisitions of the 2001 Purchased Companies with borrowings under the Company’s credit facility as the average debt balance for the nine months ended September 29, 2002 increased to $205.1 million, compared to $175.8 million for the nine months ended September 30, 2001 resulting in approximately $1.9 million in additional interest expense. Additionally, the decrease in interest rates in 2002 resulted in $250 less in interest expense as the Company’s average interest rate decreased from 8.7% for the nine months ended September 30, 2001 to 8.5% for the nine months ended September 29, 2002.

         Interest expense for the fourth quarter of 2002 will be lower than third quarter levels by as much as $400 as a result of the debt repayments made year-to-date, and interest expense savings will increase as the Company pays down additional debt.

Provision for Income Taxes

         Provision for income taxes changed from a tax benefit of $2.6 million for the three months ended September 30, 2001 to a tax provision of $3.4 million for the three months ended September 29, 2002, reflecting effective income tax rates of 32.2% and 37.4%, respectively. Provision for income taxes increased from $3.5 million for the nine months ended September 30, 2001 to $10.3 million for the nine months ended September 29, 2002, reflecting effective income tax rates of 51.3% and 37.5%, respectively. The decrease in the effective income tax rate for the three and nine months ended September 29, 2002 compared to the three and nine months ended September 30, 2001 is due to the Company no longer recording non-deductible goodwill amortization as of December 31, 2001 when the Company adopted FAS 142. The effective income tax rate for the three and nine months ended September 29, 2002 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

         At September 29, 2002, the Company had cash of $880, working capital of $25.6 million, borrowings of $81.1 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $2.7 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $53.9 million. The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at September 29, 2002 was approximately $342.0 million.

         On September 25, 2002, the Company made a voluntary prepayment on the Credit Facility due to the receipt of a contract renewal payment in the amount of $30 million. This vendor payment will be deferred and recognized as income over the life of the renewed contract.

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

         On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain financial covenants. On February 11, 2002, the Company signed an amendment to the Note Purchase Agreements dated November 15, 2000 modifying certain terms and conditions to the Note Purchase Agreements. As of September 29, 2002, the Company was in compliance with the financial covenants of both agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Footnote 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. Based upon the Company’s borrowings under the Credit Facility at September 29, 2002, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $406 annualized increase or decrease in interest expense.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company’s disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         See the disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. Other than the issue described in the paragraph below, the Company does not believe that the status of legal proceedings otherwise is materially different than at the date of its Annual Report.

         Under the Stock Purchase Agreement regarding the acquisition of SatoTravel, Navigant agreed to pay additional, contingent consideration of approximately $4.8 million, provided SatoTravel achieved certain specified goals. On June 26, 2002, the former stockholders of SatoTravel notified the Company that, in their opinion, SatoTravel had achieved the specified goals, and that the Contingent Merger Consideration had been earned. On July 23, 2002, the Company issued its Contingent Payment Notice, taking the position that SatoTravel had not met the required goals, and that the Contingent Merger Consideration had not been earned. On August 5, 2002, the former shareholders objected to the Company’s Contingent Payment Notice. Following this formal exchange of notices and objections, the parties met and agreed to submit the dispute to binding arbitration. The parties did so, submitting the matter for resolution with the American Arbitration Association on September 13, 2002. The Company believes its position is correct, and intends to vigorously defend this matter.

         Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         At the Company’s Annual Meeting of Stockholders, held on May 15, 2002, the Company’s stockholders elected the following directors for a three-year term:

	For	Withheld

Lawrence A. Hough	12,720,904	76,848
David W. Wiederecht	12,720,904	76,848

         The remaining directors whose terms continue after the meeting date are Edward S. Adams, Vassilios Sirpolaidis, Ned A. Minor and D. Craig Young.

         The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal 2002 by a vote of 12,517,072 for, 277,849 against, and 2,831 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

The Company filed a report on Form 8-K dated September 26, 2002, covering the Company’s repayment of $34 million of debt on September 25, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: November 12, 2002.

NAVIGANT INTERNATIONAL, INC. a Delaware corporation
By:	/s/ ROBERT C. GRIFFITH

Name:	Robert C. Griffith
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Edward S. Adams, Chief Executive Officer of Navigant International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navigant International, Inc. and;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD S. ADAMS

Name:	Edward S. Adams
Title:	Chief Executive Officer

CERTIFICATION

I, Robert C. Griffith, Chief Financial Officer of Navigant International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navigant International, Inc. and;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT C. GRIFFITH

Name:	Robert C. Griffith
Title:	Chief Financial Officer