Form 10-K
period 2002-12-29
NAVIGANT INTERNATIONAL INC
filed 2003-03-27
CIK 1055455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates on June 28, 2002 was approximately $193,490,000, based on the closing price as reported on the NASDAQ National Market on such date of $15.47 per unit.

As of March 19, 2003, the Registrant had 15,286,000 shares of its common stock and 1,231,000 of its treasury stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Navigant International, Inc. (“Navigant,” or the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Items 1. and 2., “Business and Properties,” Item 5., “Market for Registrant’s Common Equity and Related Stockholder Matters” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s distribution of services, the continued use of travel management companies by corporate clients, the Company’s payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost-reduction measures, and fluctuations in the Company’s quarterly results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer online services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company’s ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company (“U.S. Office Products”) in June 1998, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, including changes or reductions in revenue as a consequence of, or related to, the failure, liquidation, bankruptcy or other reorganization of major travel suppliers, including airlines, rental car companies or hotel companies, and weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

NAVIGANT INTERNATIONAL, INC.

ANNUAL REPORT ON

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 29, 2002

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES.

GENERAL

Navigant is the second largest provider of corporate travel management services in the United States based on airline ticket sales. With locations throughout the United States, various U.S. territories and 19 foreign countries, Navigant manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. Navigant believes that by providing high quality service and by entering into management contracts, which may have terms of up to five years, Navigant is able to retain a significant portion of its clients from year to year. Navigant, through Scheduled Airlines Traffic Offices, Inc. (“SatoTravel®”), which was acquired in June 2001, provides airline travel reservation services to the U.S. government and its employees and other private sector organizations. Navigant also provides specific group, leisure and special event management travel services, largely to its corporate clients. On December 29, 2002, Navigant had 98 regional and branch offices and approximately 580 on-site locations.

With its technology and experienced personnel, Navigant creates, implements and manages corporate travel policies, helping its clients reduce travel costs. Navigant provides its clients with extensive data about individual, departmental and company travel activity and patterns to help identify potential cost savings. Navigant also provides comprehensive accounting systems that track and reconcile travel expenses, process and classify billing information and provide management reports, all of which can be tailored to meet a client’s particular needs.

Navigant’s proprietary AQUA™ quality control software products are the industry leaders. AQUA’s FareBuster™ cost avoidance system checks each travel record for a lower airline fare or hotel rate and continuously checks wait-list flight inventories for discount fares that become available prior to travel. AQUA’s Trip Auditor™ system repetitively searches airline seat maps for each traveler’s preferred seat assignments and frequent flier upgrade opportunities. In May 2002, the Company’s subsidiary, AQUA Software Products, Inc., signed an agreement with Orbitz, the online service created by five of the world’s leading airlines, for the creation of AQUAQuest™, which is planned to offer travel agents direct access to Orbitz web-based search engine and its inventory of low fare ticket prices from numerous airlines.

The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor. Navigant currently provides reservation and ticketing services, as well as quality control and cost reduction systems, and other travel management products, including its travel accounting and management reporting services, through its consolidated website, Navigant.com, and its suite of Internet products and services, BusinessFLYR™ and ReportFLYR™. These services allow Navigant’s clients to take advantage of its existing offline services more quickly and efficiently. The Company is also introducing additional Internet products, including RescueFLYR™, a product designed to help travelers salvage value from an unused, non-refundable ticket; AlertFLYR™, a tool to organize and monitor valuable travel data in a single, customizable view; WebFLYR™, a product to provide customers with access to the Orbitz inventory of low fare ticket prices from numerous airlines; and its BenefitVacations® Corporate Affiliate program, allowing Navigant customers and their employees access to discount pricing, exclusive inventory and added incentives for leisure travel.

Navigant believes that nearly all of its transactions currently are generated from clients under management contracts or service fee arrangements. Although the terms of its management contracts vary depending on the type of services provided and by client, Navigant typically is entitled to receive a pre-negotiated management fee and to be reimbursed for its direct operating expenses and indirect overhead costs.

Additional information on the Company can be found on its website, Navigant.com. Here the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. For information on the operational hours and dates of the Public Reference Room the public may call 1-800-SEC-0330. The SEC also maintains an Internet site that contains electronically filed reports, proxy and information statements, and other information at http://www.sec.gov.

DEVELOPMENT OF BUSINESS

In the late 1970s, Edward S. Adams, Navigant’s Chairman, Chief Executive Officer and President, started a company in Denver, Colorado, focused on managing corporate travel. In 1983, Mr. Adams formed Professional Travel Corporation by merging his company with three of the largest corporate travel management companies in Colorado. By 1995, Professional Travel Corporation had become one of the 20 largest travel management companies in the United States.

In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products’ Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products’ ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographical scale and client base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of Navigant’s common stock to the stockholders of U.S. Office Products (the “Travel Distribution”). Additionally, Navigant completed an initial public offering of 2,000,000 shares of Navigant common stock simultaneously with the Travel Distribution (the “Stock Offering”). The Travel Distribution was part of a restructuring plan (the “Strategic Restructuring”), in which U.S. Office Products spun-off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, Navigant continued to acquire regional corporate travel management companies. From 1998 through 2001, Navigant acquired 29 regional travel management companies, including SatoTravel and an incentive and meeting company. In 2002, one additional travel management company was acquired.

During 2001, Navigant consolidated its operations by merging several U.S. companies and amalgamating various subsidiaries within the United Kingdom and Canada. In addition, all travel management company names were changed to use the Navigant International trademark, along with individual geographic identifiers. As of December 29, 2002, Navigant had the following significant subsidiaries:

Name	Headquarters
AQUA Software Products, Inc.	Santa Ana, California
Cornerstone Enterprises, Inc., d/b/a Navigant Performance Group	Marlboro, Massachusetts
K.R. Agencia de Viagens Ltda., d/b/a Navigant International/Brazil	Rio de Janeiro, Brazil
Marine & Oilfield Travel Logistics, L.P.	Houston, Texas
Navigant International/Canada, Inc.	Toronto, Ontario
Navigant International/North Central, Inc.	Chicago, Illinois
Navigant International/Northeast, Inc.	Stamford, Connecticut
Navigant International/Northwest, Inc.	Seattle, Washington
Navigant International/Rocky Mountain, Inc.	Denver, Colorado
Navigant International/South Central, L.P.	Houston, Texas
Navigant International/Southeast, Inc.	Raleigh, North Carolina
Navigant International/Southwest, L.L.C.	Santa Ana, California
Navigant International/United Kingdom Ltd.	London, England
Scheduled Airlines Traffic Offices, Inc., d/b/a SatoTravel, a Navigant International Company	Arlington, Virginia
Transcap Voyages S.A., d/b/a Navigant International/France	Paris, France

TRAVEL SERVICES INDUSTRY

Navigant believes the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector, and the managed corporate sector. Navigant competes in the managed corporate sector, which Navigant believes is made up of approximately 250 travel management companies. According to the Travel Industry Association of America, Americans spent a total of $464 billion on domestic travel in 2001, of which Navigant believes a significant portion was for business travel.

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

The corporate travel management industry has changed significantly since 1995. Some of the major changes are:

•	Conversion to management contracts and service fee arrangements;

•	Reduction in and elimination of commissions from airlines;

•	Increasing industry reliance on technology; and

•	Expansion of services offered to clients.

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

The industry’s role and capacity as a distribution channel, and its relationship with both clients and suppliers, is also undergoing significant change as a result of the Internet and other technological innovations. Navigant believes these innovations offer opportunities for corporate travel management companies to increase the efficiency of their distribution capacities and enhance services provided to travelers and management.

The industry has been undergoing numerous challenges over the past year related to the September 11, 2001 terrorist attacks, the decline in the U.S. economy and issues associated with war. These challenges have led to bankruptcy issues for major airlines, including United Airlines and US Air. Should the U.S. economy remain at its current level and should issues associated with war continue, there is potential for other carriers to file for bankruptcy as well.

BUSINESS STRATEGY

Navigant’s mission is to provide progressive travel management services delivered globally by its unified team of responsive professionals who are committed to exceeding the expectations of shareholders, clients and fellow associates (Navigant refers to its employees as “associates”).

The principal elements of Navigant’s business strategy are to:

•	Generate internal growth through:

•	Local marketing focused on increasing its middle market client base. Navigant intends to expand its client base of middle market companies by capitalizing on the breadth of its services, size, geographic scope and financial resources while maintaining its local and regional relationships and service. Navigant believes that its global presence will attract middle market corporate clients that have locations in more than one geographic region.

•	Increasing military and government client base. The SatoTravel acquisition has increased Navigant’s ability to compete for military and U.S. government clients. In the 50 years that SatoTravel has served the travel needs of military and U.S. government clients it has gained a strong understanding of the intricacies of military and government travel standards and protocol. SatoTravel has developed customized programs, technology and services to fit the unique needs of military and government travelers.

•	Expanding client base to large-scale corporate clients. Through the acquisition of SatoTravel and the formation of Navigant Integrated Services, Navigant has obtained the ability to service and compete for large-scale corporate clients. Navigant Integrated Services operates state-of-the-art call centers, which provide clients with premium service, flexibility and cost-saving opportunities.

•	Cross-selling. Navigant will continue to market its incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients and market leisure travel to its clients’ employees.

•

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

•	Leverage Navigant’s size to decrease costs and increase revenues. As the second largest corporate travel management company, Navigant negotiates favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected computer reservation system vendors, hotel commission clearinghouses, rental car companies, hotel property management companies and airlines. Some of these agreements provide payments to Navigant of up-front incentives, as well as annual payments or costs savings that management believes are significantly higher than amounts that would have been offered to any of its individual subsidiary companies. In addition, Navigant believes that it can benefit from greater purchasing power in such key expense areas as telecommunications, advertising, insurance, overnight delivery, employee benefits, office supplies and printing. Navigant believes that it will achieve economies of scale through the integration of its back-office operations, technology development and information and management systems at its current operations, while freeing local management to focus on growth and customer service. For instance, with the exception SatoTravel, 100% of Navigant’s North American transactions are processed on a single, company-wide information technology platform to service its accounting and reporting requirements. Navigant also believes that it can reduce total operating expenses by eliminating or consolidating certain duplicative facilities and administrative functions between Navigant and SatoTravel, such as Airline Reporting Corporation processing and 24-hour toll-free number services, as well as research and development. In addition, Navigant is consolidating regional locations and eliminating unnecessary facilities.

•	Continue to acquire established, profitable and well-managed corporate travel management companies. Although the number of acquisitions decreased in 2002 and is expected to remain low in 2003, Navigant continues to believe that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. Navigant will seek to acquire companies that (i) have demonstrated growth and profitability, (ii) have desirable geographical locations, (iii) are run by successful, experienced entrepreneurs whom Navigant will endeavor to retain, (iv) predominantly serve the corporate market and (v) emphasize customer service. Navigant routinely reviews, and conducts investigations of, potential acquisitions of domestic and foreign travel management companies. When Navigant believes a favorable opportunity exists, Navigant seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by Navigant. At any given time, Navigant may be in discussion with one or more corporate travel management company owners. Navigant may also make other strategic investments in and acquisitions of travel-related businesses.

SERVICES

Travel Management Services

Navigant provides its clients with a wide range of travel management services in addition to reservation and ticketing, including:

•	Developing corporate travel policies;

•	Managing adherence to travel policies;

•	Outsourcing travel management consulting services;

•	Designing information and management reporting systems;

•	Negotiating favorable pricing with travel suppliers; and

•	Planning and organizing incentive programs, corporate meetings and special events.

Navigant books travel reservations for its clients with a variety of travel suppliers, including airlines, hotels and rental car companies. Navigant uses three major computer reservation systems—Sabre, Galileo/Apollo and

Worldspan—to book airline tickets, hotel reservations and rental car reservations. After making travel reservations for its clients, Navigant issues tickets, both paper and electronic, and provides its customers with detailed itineraries, which include confirmation numbers for hotel and car rental reservations.

Navigant can assist its clients in developing travel policies that enable the client to manage its travel expenses. These policies can mandate the use of particular vendors, set parameters on the class of service used by travelers, require advance purchase of airline tickets and define the use of “frequent flier” program benefits. These policies may also have risk management features, such as limiting the number of officers and employees who may travel on the same flight.

Navigant’s management reports provide detailed and comprehensive information about each client’s travel expenses and patterns. These reports show savings achieved through the use of preferred vendors and adherence to travel policies, and analyze destinations, airlines and hotel usage and rental car expense. The information collected helps Navigant and the client negotiate discounts and pricing with vendors, and allows the client to monitor and enforce its travel policies.

Navigant operates a 24-hour toll-free telephone service to provide emergency assistance to travelers. Many other travel management companies use this service and Navigant believes it is regarded as one of the best 24-hour services in the travel industry.

Navigant has an incentive, corporate meeting and special event subsidiary doing business as Navigant Performance Group (“NPG”), formerly Cornerstone. NPG operates out of regional offices throughout the United States, Canada and the United Kingdom and provides innovation and expertise in the areas of incentive programs, meetings and special events. Services provided by NPG include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management.

In 2001, the Company formed Navigant Integrated Services (“NIS”) to serve the Company’s large-scale corporate accounts. Through state-of-the-art call centers, NIS delivers leading edge technology, which provides clients with premium service, flexibility and cost-saving opportunities.

In addition to corporate travel management, Navigant provides leisure travel services to both individuals and groups as a small portion of its overall business. Navigant derives part of its leisure travel business through its existing corporate client base.

Use of Technology

Navigant embraces technology as a key to future success in the corporate travel management industry. Navigant’s information technology can provide its clients’ corporate travel managers, as well as financial officers, with extensive data about individual, departmental and company travel activity and patterns. Navigant can use this information to consult with its corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, Navigant can provide corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

Navigant’s wholly owned subsidiary, AQUA Software Products, Inc., has developed a fully-automated quality assurance program, AQUAPlatinum™, which features both a quality auditing system and a computerized cost avoidance system. Navigant has branded their version of this product AQUA. AQUA’s modular-based system checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler’s preferred seat assignments, hotel rate comparisons and frequent-flier upgrade opportunities. AQUA’s Fares™ module is a computerized cost avoidance program which checks each record for a lower airline fare and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA also advises travel managers of travelers who are not taking advantage of the lowest fare. In

May 2002, AQUA Software Products, Inc. signed an agreement with Orbitz, the online service created by five of the world’s leading airlines, for the creation of AQUAQuest™, which will offer travel agents direct access to Orbitz web-based search engine and its inventory of low fare ticket prices from numerous airlines. Currently, Navigant has the AQUA system installed to process approximately 97% of its transactions, and plans to continue conversions of newly acquired companies during 2003. Eighty percent of the top five travel management companies in the United States license portions of the AQUA system.

In 1999, Navigant embarked upon a standardized program to consolidate its accounting and client reporting systems. This resulted in converting accounting systems to a single system and reporting systems to a standard system. With the exception of SatoTravel, 100% of Navigant’s North America transactions are now processed on its consolidated system.

The Internet has the potential to allow Navigant to provide an even higher level of service to its corporate clients while significantly reducing distribution costs, especially labor costs. Navigant serves its corporate clients through its consolidated website, Navigant.com, and its suite of Internet products and services, BusinessFLYR, ReportFLYR, RescueFLYR, AlertFLYR and WebFLYR. BusinessFLYR allows Navigant’s corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client’s requirements. Through ReportFLYR, the corporate client can view trip information sorted at every level of corporate organization, from individual travel to department, division or entire company. ReportFLYR allows corporate travel managers and other executives the ability to view their company’s travel activities and real-time data 24 hours a day using a password protected system. The Company is also introducing additional Internet products, including RescueFLYR, a product designed to help travelers salvage value from an unused, non-refundable ticket; AlertFLYR, a tool to organize and monitor valuable travel data in a single, customizable view; and WebFLYR, a product to provide customers with access to the Orbitz inventory of low fare ticket prices from numerous airlines.

Navigant is also expanding its efforts to cross-sell leisure travel to employees of its corporate clients and members of affinity group clients through its BenefitVacations Corporate Affiliate program and to provide reservation and ticketing, as well as its quality control and cost reduction services, to other leisure consumers. This program will allow Navigant customers and their employees access to discount pricing, exclusive inventory and added incentives for leisure travel.

Distribution of Services

Navigant provides corporate travel management services to its clients through several channels, including on-site offices, regional travel management offices, call centers and on-site satellite ticket printers (“STPs”).

At December 29, 2002, Navigant had approximately 580 on-site offices on client premises, where it provides customized trip planning and reservation and ticketing services to the employees of corporate and governmental clients. On-site operations are typically desirable for clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, Navigant is able to work one-on-one with the client’s travel manager to meet the client’s travel needs, including the need for customized travel information and negotiations with travel suppliers frequently used by the customer.

As of December 29, 2002, Navigant had approximately 98 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

As of December 29, 2002, Navigant operated four call centers, which serve the Company’s large-scale corporate clients and several military and governmental customers. Call centers are typically used by corporate, military and government clients with more than $40.0 million in travel expenditures per year. The call centers provide clients with premium service, flexibility and cost-saving opportunities.

As of December 29, 2002, Navigant also operated approximately 540 STPs at client locations across the country. Navigant uses these printers to distribute tickets instantly to clients’ field locations that have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. Navigant believes that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

Navigant has entered into arrangements with third parties pursuant to which it fulfills travel reservations placed on the Internet. In addition, Navigant, through its Navigant.com website, allows clients to, among other things, check flight times, make reservations, access and sort password-protected corporate travel data, find restaurants and automatic teller machines and access the latest currency conversions.

Navigant offers reservation services to its clients through the Internet, e-mail and facsimile. These distribution methods offer clients the option of performing reservation services directly, while Navigant provides a supporting role. Navigant’s role includes performing quality control on the reservation, assessing travel policy compliance, assisting the traveler with the use of the reservation system and issuing and delivering tickets reserved by the client. Additionally, Navigant reports to management on matters such as pre- and post-travel activity, cost-saving opportunities and the development and assessment of the client’s travel policy and negotiated rate opportunities.

MARKETING AND SALES

Navigant’s marketing continually targets both new and existing customers. Navigant’s sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through “requests for proposals.” Navigant has adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. Navigant has approximately 120 associates in its sales and marketing departments.

COMPETITION

The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of its competitors may have greater brand-name recognition and financial resources than Navigant does. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant’s competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers that give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for Navigant to attract clients in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

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

Navigant believes that it competes for clients based upon service, price and specialized knowledge. Navigant believes that it is well-positioned to compete on these bases due to its combination of size and regional focus. Navigant uses its size to achieve operating efficiencies by implementing customized and industry-standard technologies and by consolidating administrative functions. Navigant’s size also provides opportunities to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Navigant’s regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which helps improve customer service, solidify customer relationships and expand the Company’s customer base.

MANAGEMENT INFORMATION SYSTEMS

Navigant uses networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all Navigant offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. Navigant employs technicians to administer, install and maintain its computer hardware and software, as well as computer programmers to create software solutions for Navigant and its customers. Navigant began implementing a single, company-wide information technology platform to service its accounting and reporting requirements in 1999, and with the exception of SatoTravel, 100% of the Company’s North American transactions are currently being transacted on the new system. The Company expects the SatoTravel transactions to be on a consolidated system with the rest of Navigant’s transactions by early 2004 fiscal year.

EMPLOYEES

As of March 3, 2003, Navigant had approximately 4,300 full-time associates, none of whom is subject to collective bargaining agreements. The Company believes that it enjoys good relations with its associates.

RECENT DEVELOPMENTS

On March 20, 2003, the Company signed an amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 (the “Credit Facility”) modifying certain of its terms and conditions. The amendment adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 28, 2003, the consolidated leverage ratio may not exceed 3.00:1.00. The maximum consolidated leverage ratio allowed is decreased until December 31, 2003, where it returns to its original level of 2.50:1.00. This amendment is valid through December 31, 2003.

On March 20, 2003, the Company signed an amendment to the Senior Secured Notes Purchase Agreements dated November 15, 2000 modifying certain of its terms and conditions. The amendment adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 28, 2003, the consolidated leverage ratio may not exceed 3.25:1.00. The maximum consolidated leverage ratio allowed is decreased until June 28, 2003, where it returns to its original level of 2.75:1.00. This amendment is valid through December 31, 2003.

On March 19, 2003, the United States of America and its coalition of partners launched an attacked on Iraq. Navigant has seen a decline in transactions of approximately 10% as a result of the start of the conflict and several carriers have reported declines in future bookings of up to 40% with the majority being in the transatlantic market. Predictions indicate that transactions could be down as much as 20% over the term of the war. Navigant has begun steps to reduce their cost structure based on its transaction volumes in manners similar to the steps taken following the September 11, 2001 terrorist attacks and believes that most variable costs can be adjusted accordingly. However, the decrease in transactions will negatively impact the Company’s first quarter results as the Company cannot eliminate the fixed costs and there are certain incremental costs associated with the removal of some of the variable costs. If the war should last for a sustained period, Navigant’s results of operations will be impacted accordingly.

PROPERTIES

As of December 29, 2002, Navigant operated 98 travel agency facilities, all of which are leased. The following are the Company’s primary properties:

Region	Location	Square Footage	Owned/ Leased	Expiration
Canada	Vancouver, British Columbia	6,684	Leased	August 31, 2006
Canada	Calgary, Alberta	9,747	Leased	October 31, 2006
Canada	Mississauga, Ontario	17,256	Leased	June 30, 2004
Canada	Toronto, Ontario	5,412	Leased	August 31, 2006
Canada	Kanata, Ontario	4,017	Leased	April 30, 2007
France	Paris, France	3,466	Leased	December 31, 2011
North Central	Chicago, Illinois	20,164	Leased	July 31, 2006
North Central	Edina, Minnesota	14,440	Leased	May 31, 2003
North Central	Ann Arbor, Michigan	12,600	Leased	July 31, 2004
North Central	Grand Rapids, Michigan	19,102	Leased	December 27, 2012
North Central	Indianapolis, Indiana	5,750	Leased	May 31, 2004
North Central	Hazelwood, Missouri	3,439	Leased	November 30, 2004
Northeast	Stamford, Connecticut	10,000	Leased	May 18, 2004
Northeast	Marlboro, Massachusetts	7,661	Leased	September 1, 2004
Northeast	Pittsburgh, Pennsylvania	4,628	Leased	June 30, 2007
Northeast	Rochester, New York	4,674	Leased	July 31, 2004
Northeast	Boston, Massachusetts	11,816	Leased	February 28, 2005
Northeast	Portsmouth, New Hampshire	6,850	Leased	May 31, 2004
Northeast	Norwalk, Connecticut	7,235	Leased	June 30, 2004
Northwest	Seattle, Washington	25,500	Leased	March 31, 2011
Northwest	Anchorage, Alaska	5,650	Leased	September 30, 2003
Rocky Mountain	Englewood, Colorado	18,295	Leased	August 31, 2005
SatoTravel	Arlington, Virginia	63,205	Leased	January 11, 2004
SatoTravel	Sterling, Virginia	49,975	Leased	November 30, 2005
SatoTravel	Tukwila, Washington	31,497	Leased	November 4, 2006
SatoTravel	Ely, Minnesota	14,500	Leased	September 30, 2005
SatoTravel	San Antonio, Texas	14,668	Leased	April 30, 2005
South Central	New Orleans, Louisiana	7,590	Leased	September 30, 2003
South Central	Houston, Texas	46,380	Leased	April 30, 2011
South Central	Houston, Texas	13,617	Leased	March 31, 2004
Southeast	Raleigh, North Carolina	12,002	Leased	March 31, 2004
Southeast	Jacksonville, Florida	4,849	Leased	June 30, 2006
Southeast	Atlanta, Georgia	16,156	Leased	August 31, 2005
Southeast	Greensboro, North Carolina	7,352	Leased	January 31, 2007
Southwest	Phoenix, Arizona	14,615	Leased	September 30, 2004
Southwest	Santa Ana, California	22,892	Leased	November 20, 2003
Southwest	Santa Clara, California	11,850	Leased	January 31, 2005
United Kingdom	London, England	4,000	Leased	June 28, 2006
United Kingdom	Hemel, England	4,010	Leased	July 6, 2003
World Headquarters	Englewood, Colorado	49,000	Leased	June 30, 2011

Navigant believes that its properties are adequate to support its operations for the foreseeable future.

EXECUTIVE OFFICES

Navigant’s principal executive offices are located at 84 Inverness Circle East, Englewood, Colorado 80112, and the Company’s telephone number is (303) 706-0800.

ITEM 3.    LEGAL PROCEEDINGS.

In June 1998, U.S. Office Products, the Company’s former corporate parent, completed a strategic restructuring. This restructuring included the distribution of U.S. Office Products’ ownership of four of its wholly-owned subsidiaries, including the Company, to all existing U.S. Office Products shareholders (the “Strategic Restructuring”).

Prior to, and after, the Strategic Restructuring, numerous actions were filed against U.S. Office Products asserting various claims arising from U.S. Office Products’ conduct before and during the Strategic Restructuring, as well as its acquisition of various companies, including Mail Boxes Etcetera. These actions include claims that U. S. Office Products violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 in connection with the Strategic Restructuring, and violated Sections 11, 12 and/or 15 of the Securities Act of 1933 in connection with the acquisitions of Mail Boxes Etcetera. The Company is no longer a party to any of these actions.

As part of the Strategic Restructuring, however, the Company agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in all the lawsuits described in this section. If U.S. Office Products were entitled to indemnification under this indemnification agreement, the Company’s indemnification obligation, however, likely would be limited to 5.2% of U.S. Office Products’ indemnifiable loss, up to a maximum of $1.75 million. To date, however, neither U.S. Office Products nor any representative of its bankruptcy estate has made a demand or claim for indemnification.

Under an Agreement and Plan of Merger dated June 7, 2001, regarding the acquisition of SatoTravel, the Company agreed to pay additional, contingent consideration of approximately $4.8 million, provided SatoTravel achieved certain specified goals. On June 26, 2002, the former stockholders of SatoTravel notified the Company that, in their opinion, SatoTravel had achieved the specified goals, and that the Contingent Merger Consideration had been earned. On July 23, 2002, the Company issued its Contingent Payment Notice, taking the position that SatoTravel had not met the required goals, and that the Contingent Merger Consideration had not been earned. On August 5, 2002, the former shareholders, including a current member of the Company’s board of directors, objected to the Company’s Contingent Payment Notice. Following this formal exchange of notices and objections, the parties met and agreed to submit the dispute to binding arbitration. The parties did so, submitting the matter for resolution with the American Arbitration Association on September 13, 2002. This matter is scheduled for an arbitration hearing in May 2003. The Company intends to vigorously defend this matter.

Navigant is also involved in various other legal actions arising in the ordinary course of its business. Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock (“Common Stock”) is quoted on the Nasdaq Stock Market National Market under the symbol “FLYR.” The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

	High	Low
2002
First Quarter (December 31, 2001 through March 31, 2002)	$14.50	$11.45
Second Quarter (April 1, 2002 through June 30, 2002)	$17.35	$13.43
Third Quarter (July 1, 2002 through September 29, 2002)	$15.05	$8.87
Fourth Quarter (September 30, 2002 through December 29, 2002)	$13.25	$10.45

2001
First Quarter (January 1, 2001 through April 1, 2001)	$12.19	$8.06
Second Quarter (April 2, 2001 through July 1, 2001)	$16.97	$10.30
Third Quarter (July 2, 2001 through September 30, 2001)	$17.25	$5.79
Fourth Quarter (October 1, 2001 through December 30, 2001)	$11.68	$6.93

Holders

At March 19, 2003, the last reported sales price of the Common Stock was $10.45 per share, and the number of holders of record of the Common Stock was 3,002.

Dividends

The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on Navigant Common Stock will be made by the Board of Directors from time to time in the exercise of its business judgment, taking into account, among other things, Navigant’s results of operations and financial condition, any then existing or proposed commitments by Navigant for the use of available funds, and Navigant’s obligations with respect to the holders of any then outstanding indebtedness or preferred stock. Furthermore, Navigant’s ability to pay dividends may be restricted from time to time by financial covenants in its credit agreements.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,184,888	$10.26	764,012
Equity compensation plans not approved by stockholders

Total	3,184,888	$10.26	764,012

Sales of Unregistered Securities

During the fiscal year ended December 29, 2002, there were no sales by the Company of unregistered securities.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenues	$371,283	$350,331	$315,029	$229,161	$171,368
Operating expenses	202,216	205,953	176,359	128,971	99,734
General and administrative expenses	111,525	103,801	88,635	61,320	47,988
Depreciation and amortization expense	10,049	18,028	12,433	9,752	7,167
Non-recurring and restructuring charges (2)		3,550	1,900		8,236

Operating income	47,493	18,999	35,702	29,118	8,243
Interest expense	17,141	16,248	13,070	5,929	2,070
Interest income	(39)	(299)	(673)	(199)	(227)
Other, net	35	237	27	15	(30)

Income before provision for income taxes	30,356	2,813	23,278	23,373	6,430
Provision for income taxes	11,464	2,238	9,918	10,217	3,987

Income before minority interest	18,892	575	13,360	13,156	2,443
Minority interest		135	(869)	120

Net income	$18,892	$440	$14,229	$13,036	$2,443

Net income per share:
Basic	$1.37	$0.03	$1.16	$1.02	$0.19
Diluted	$1.34	$0.03	$1.15	$1.01	$0.18
Weighted average number of common shares outstanding:
Basic	13,743	12,829	12,262	12,841	13,156
Diluted	14,106	13,219	12,385	12,868	13,250

	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
	(In thousands)
Balance Sheet Data (1):
Working capital	$29,634	$22,575	$22,956	$20,067	$1,208
Total assets	425,737	424,467	331,311	287,311	206,848
Total debt	170,726	210,158	140,859	107,219	62,463
Stockholders’ equity	180,739	156,371	132,487	124,963	114,125

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
	(In thousands)
Other Data (1):
EBITDA (3)	$57,542	$37,027	$48,135	$38,870	$15,410
Cash flow—operating activities	39,291	18,261	20,907	10,179	10,078
Cash flow—investing activities	(3,214)	(42,086)	(40,196)	(47,175)	(65,381)
Cash flow—financing activities	(38,864)	25,261	21,307	38,770	49,341
Increase (decrease) in cash	(2,543)	1,136	1,097	1,688	(5,733)
Capital expenditures	4,720	7,296	10,539	5,234	4,313

(1)	The financial information above related to businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2)	For a discussion of non-recurring and restructuring charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction.”

(3)	“EBITDA” is defined as income from operations, plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Annual Report because it is a basis upon which Navigant assesses its financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The reconciliation of EBITDA to those amounts reported in accordance with GAAP is as follows:

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
	(In thousands)
Net income	$18,892	$440	$14,229	$13,036	$2,443
Plus: Minority interest		135	(869)	120
Plus: Interest expense, net	17,137	16,186	12,424	5,745	1,813
Plus: Provision for income taxes	11,464	2,238	9,918	10,217	3,987
Plus: Depreciation and amortization expense	10,049	18,028	12,433	9,752	7,167

EBITDA	$57,542	$37,027	$48,135	$38,870	$15,410

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, Unless Otherwise Noted)

Introduction

The Company provides travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. The Company has operations throughout the United States, Canada, the United Kingdom, Germany, France, Scotland, Brazil and thirteen other countries.

The Company’s consolidated financial statements include the six companies acquired in business combinations in 2000 accounted for under the purchase method (the “2000 Purchased Companies”), the five companies acquired in business combinations in 2001 accounted for under the purchase method (the “2001 Purchased Companies”) and the one company acquired in a business combination in 2002 accounted for under the purchase method (the “2002 Purchased Company”) from their respective dates of acquisition.

The Company has been adversely affected due to the terrorist attacks on the United States on September 11, 2001 as well as the continued, depressed economic conditions in the United States. During the years ended December 29, 2002 and December 30, 2001, transactions were down 13% and 11%, respectively, from their respective prior year levels.

The industry has been undergoing numerous challenges over the past year related to the September 11, 2001 terrorist attacks, the decline in the U.S. economy and issues associated with war. These challenges have led to bankruptcy issues for major airlines, including United Airlines and US Air. Should the U.S. economy remain at its current level and should issues associated with war continue, there is potential for other carriers to file for bankruptcy as well.

Sources of Revenue

Historically, arrangements between travel management companies and their clients generally did not provide for any direct compensation from clients for travel bookings and services completed on their behalf. Consequently, travel management companies were largely dependent for their revenues on the point of sale percentage commissions paid by the airlines for each ticket issued and to a lesser extent on hotel and car rental commissions. Since 1995, the airlines have instituted various commission caps and cut the base commission on domestic and international tickets. In the first quarter of 2002 most U.S. airlines eliminated the base commissions paid to travel management companies, although several foreign carriers still pay base commissions.

In response to the reduction and elimination of U.S. airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients. Although the terms of the Company’s management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client monthly. If the commissions do not exceed the amounts deducted, the client pays the difference to the Company. If the commissions exceed the amounts deducted, the Company typically pays the excess to the client. With the elimination of commissions by most U.S. airlines, the Company does not expect any excess domestic airline commissions available to pay to clients. In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company. The Company charges between $35 and $55 for each air travel ticket issued to such clients and retains any commissions collected from the airlines and other vendors.

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

The Company enters into agreements with certain customers for meetings and incentive business. Revenues and expenses for this business are recognized using percentage completion methodology based on the terms of the contracts.

Expenses

The Company’s direct operating expenses include principally labor expense (which comprised approximately 65.4%, 70.5% and 69.8% of total direct operating expenses in 2002, 2001 and 2000, respectively), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

The Company’s general and administrative expenses include principally labor expense (which comprised approximately 56.5%, 54.9% and 49.5% of total general and administrative expenses in 2002, 2001 and 2000, respectively), occupancy and other costs.

Labor expense as a percentage of total direct operating expense and general and administrative expenses have been impacted by the acquisition of SatoTravel, which has larger call centers with sophisticated technology and reporting tools, and the nature of SatoTravel’s customer base with an emphasis on military and government customers. SatoTravel has a higher percentage of labor to direct operating expenses and a higher percentage of labor to general and administrative expenses than Navigant. As integration continues throughout 2003 and transaction levels resume to historical levels, the Company expects these percentages to fall back down to historical levels.

Labor expense amounts have decreased in 2002 as a result of several cost-cutting measures instituted by the Company due to the terrorist attacks on September 11, 2001, including an approximate 20% workforce reduction, across-the-board salary cuts of 10% and other benefit reductions. This decrease was partially offset by an increase in salary expense in 2002 as a result of the Company restoring 50% of the salary cuts at the start of the second quarter of 2002 and the remaining 50% of the salary cuts at the start of the third quarter of 2002.

2001 Restructuring Charges

The Company recorded a $3.6 million restructuring charge in December 2001. The charge related to an asset impairment to write down long-lived assets of the Company’s subsidiary, FireVine, as a result of the consolidation of FireVine operations and infrastructure within Navigant. The restructuring of FireVine eliminated several redundant assets and investments in infrastructure and partnerships and wrote down technology that was no longer necessary based on integration with Navigant’s infrastructure. The activity in the restructuring liability during 2002 and 2001 was as follows (in thousands):

	Fixed Asset Impairment Costs		Other Restructuring Costs		Total
2001 restructuring charge		$3,148		$402		$3,550
Payments				(132)		(132)
Non-cash usage		(3,148)		(40)		(3,188)

Balance at December 30, 2001				230		230
Payments				(230)		(230)

Balance at December 29, 2002	$		$		$

2000 Restructuring Charges

The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company’s recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provided for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, the five facilities were closed or consolidated and all 130 employee positions were eliminated. The activity in the restructuring liability during 2000 was as follows (in thousands):

	Employee Severance and Termination Costs		Facility Closures and Consolidation		Total
2000 restructuring charge		$1,584		$316		$1,900
Payments		(1,584)		(103)		(1,687)
Non-cash usage				(213)		(213)

Balance at December 31, 2000	$		$		$

Critical Accounting Policies and Estimates

Navigant’s discussion and analysis of its financial condition and results of operations are based upon Navigant’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Navigant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Navigant evaluates these estimates. Navigant bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Navigant’s critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities;

•	Valuation of goodwill; and

•	Valuation of deferred income taxes.

Revenue recognition.    Revenues generally consist of service and management fees from customers and commissions and other incentive payments from travel service providers. The Company records revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue in the period benefited, which is generally on a monthly basis. Cruise revenues are recorded when the Company’s service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company’s estimated ticket sales in excess of required thresholds. Payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract.

Estimating valuation allowances and accrued liabilities.    The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in net revenues. Such activity has not been significant in the past and the provisions that have been netted against revenues are not material in the periods reflected. The Company’s estimate for cancellations and reservation changes is based on historical levels and current economic trends and could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns.

Valuation of goodwill.    In 2002 Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) became effective and, as a result, Navigant ceased to amortize goodwill. The reduction of amortization expense following the implementation of FAS 142 resulted in a $0.52 increase in earnings per diluted common share in 2002. In lieu of amortization, the Company evaluates the recoverability of the carrying value of its goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. Recoverability of goodwill is evaluated by comparing the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using EBITDA amounts and a predetermined multiplier for each reporting unit. If the operation is determined to be unable to recover the carrying amount of its goodwill, then it is written down to fair value. Based on its review, management of the Company believes the goodwill currently is fully recoverable, and that no impairment charges are necessary for the year ended December 29, 2002. Goodwill amounted to $310.1 million as of December 29, 2002.

Valuation of deferred income taxes.    Certain income tax items are not reported in tax returns and financial statements in the same year. The tax effects of these temporary differences are reported as deferred income taxes.

The Company’s estimate for these temporary differences and valuation of the realizability of its deferred tax assets is based on historical profitability and its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions and could vary from actual results.

The following discussion should be read in conjunction with Navigant’s consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Results of Operations

The following table sets forth various items as a percentage of revenues for 2002, 2001 and 2000:

	For the Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Revenues	100.0%	100.0%	100.0%
Operating expenses	54.5	58.8	56.0
General and administrative expenses	30.0	29.6	28.1
Depreciation and amortization expense	2.7	5.2	4.0
Restructuring costs		1.0	0.6

Operating income	12.8	5.4	11.3
Interest expense, net	4.6	4.6	3.9
Other, net

Income before provision for income taxes	8.2	0.8	7.4
Provision for income taxes	3.1	0.6	3.2

Income before minority interest	5.1%	0.2%	4.2%

Consolidated Results of Operations

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended December 30, 2001

Consolidated revenues increased 6.0%, from $350.3 million for 2001 to $371.3 million for 2002. This increase was primarily due to the inclusion of the revenues from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $56.6 million in consolidated revenues. This increase was offset by a decrease in revenues in 2002 associated with the overall downturn in the economy and the impact of the September 11 attacks, which reduced transactions by approximately 13.0% in 2002.

Operating expenses decreased 1.8%, from $206.0 million, or 58.8% of revenues, for 2001 to $202.2 million, or 54.5% of revenues, for 2002. The decrease in operating expenses was a result of several cost cutting measures instituted by the Company following the September 11 attacks, an increase in productivity due to the implementation of more efficient procedures by the Company and synergies from common systems, as well as spreading certain operating expenses over a larger revenue base.

General and administrative expenses increased 7.4%, from $103.8 million, or 29.6% of revenues, for 2001 to $111.5 million, or 30.0% of revenues, for 2002. The increase in general and administrative expenses was due primarily to the inclusion of general and administrative expenses of the 2001 Purchased Companies. This increase was offset by the salary cuts that were instituted by the Company in October 2001 as a result of the September 11 attacks. The Company restored 50% of the original 10% salary reductions in April 2002 and the remaining 50% was restored in July 2002. Also offsetting this increase were several other cost cutting measures instituted by the Company following the September 11 attacks as well as the Company’s efforts to integrate the general and administrative expenses of the 2001 Purchased Companies.

Depreciation and amortization expense decreased 44.3%, from $18.0 million, or 5.2% of revenues, for 2001 to $10.0 million, or 2.7% of revenues, for 2002. This decrease was due to the Company’s adoption of FAS 142 on December 31, 2001, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

Interest expense, net, increased from $15.9 million or 4.6% of revenues, for 2001 to $17.1 million, or 4.6% of revenues, for 2002. The increase in the dollar amount of interest expense was primarily attributable to the acquisition financing of the 2001 Purchased Companies with borrowings under the Company’s Credit Facility. The average debt balance for 2002 increased to $195.3 million compared to $183.4 million for 2001, resulting in approximately $1.0 million in additional interest expense. This increase was offset by the decrease in interest rates in 2002 resulting in $240 less interest expense as the Company’s average interest rate decreased from 8.9% in 2001 to 8.8% in 2002.

Provision for income taxes increased from $2.2 million for 2001 to $11.5 million for 2002, reflecting effective income tax rates of 79.6% and 37.8%, respectively. The increase in the amount of the provision is a result of the additional income earned by the Company in 2002. The high effective income tax rate for 2001 compared to the federal statutory rate of 35% was primarily due to amortization of goodwill from acquisition activity that was not deductible for tax purposes. This significant decrease in the effective income tax rate in 2002 was due to the Company no longer recording non-deductible goodwill amortization as of December 31, 2001, when the Company adopted the provisions of FAS 142.

Fiscal Year Ended December 30, 2001 Compared to Fiscal Year Ended December 31, 2000

Consolidated revenues increased 11.2%, from $315.0 million for 2000 to $350.3 million for 2001. This increase was due to the inclusion of the revenues from the 2000 and 2001 Purchased Companies from their respective dates of acquisition, which added approximately $81.5 million in consolidated revenues. This increase was offset by a decrease in revenues in the last three quarters of 2001 associated with the overall downturn in the economy and the impact of the September 11 attacks, which reduced air travel by over 20% for the balance of 2001. These factors resulted in an overall reduction in business travel across all sectors, and for the Company, transactions were down approximately 11.0% in 2001 from 2000.

Operating expenses increased 16.8%, from $176.4 million, or 56.0% of revenues, for 2000 to $206.0 million, or 58.8% of revenues, for 2001. The increase in operating expenses as a percentage of revenues was due primarily to the substantial reduction in business travel in the last three quarters of 2001, as the Company was unable to reduce staffing levels at the same pace and certain fixed operating expenses were being spread over a smaller revenue base. Additionally, during the first quarter of 2001, operating expense as a percentage of revenues increased due to increased customer service demands during that quarter associated with continued labor related issues at United Airlines and Delta Air Lines, the poor weather and some decline in productivity associated with a decline in travel bookings in certain parts of the country, partially offset by internal growth and the results of spreading certain fixed operating expenses over a larger revenue base during the year.

General and administrative expenses increased 17.1%, from $88.6 million, or 28.1% of revenues, for 2000 to $103.8 million, or 29.6% of revenues, for 2001. The increase in general and administrative expenses as a percentage of revenues was due primarily to the substantial reduction in business travel during the last three quarters of the year as the Company was unable to reduce staffing levels at the same pace and certain fixed general and administrative costs were being spread over a smaller revenue base.

The Company recorded a $3.6 million restructuring charge in 2001 and a $1.9 million restructuring charge in 2000. The 2001 restructuring charge was related to an asset impairment charge to write down long-lived assets of FireVine as a result of the consolidation of FireVine operations within Navigant. In 2000, as part of the

Company’s increased focus on regional operational structures and process flow, it undertook a formal plan approved by its Board of Directors for cost reduction measures including the elimination of duplicative facilities and the consolidation of certain regional operating functions. The implementation of the cost reduction measures commenced in March 2000 and resulted in the Company recording an aggregate restructuring charge of $1.9 million in February and March 2000.

Depreciation and amortization expense increased 45.0%, from $12.4 million, or 4.0% of revenues, for 2000 to $18.0 million, or 5.2% of revenues, for 2001. This increase was due to the increase in the number of purchase acquisitions and the resultant higher goodwill amortization included in the results for 2001 compared to 2000.

Interest expense, net, increased from $12.4 million or 3.9% of revenues, for 2000 to $15.9 million, or 4.6% of revenues, for 2001. The increase was primarily attributable to the acquisition financing of the 2000 and 2001 Purchased Companies with borrowings under the Company’s Credit Facility. The average debt balance for 2001 increased to $183.4 million compared to $129.9 million for 2000 resulting in approximately $4.8 million in additional interest expense. This increase was offset by the decrease in interest rates in 2001 resulting in $2.0 million less interest expense as the Company’s average interest rate decreased from 10.0% in 2000 to 8.9% in 2001.

Provision for income taxes decreased from $9.9 million for 2000 to $2.2 million for 2001, reflecting effective income tax rates of 42.6% and 79.6%, respectively. The high effective income tax rate compared to the federal statutory rate of 35% was primarily due to amortization of goodwill from acquisition activity that was not deductible for tax purposes. The effective rate in 2001 was higher than the effective rate in 2000 due to an increase in the proportion of nondeductible goodwill amortization in 2001 from acquisition activity and a decrease of pre-tax income due to the September 11 attacks.

Liquidity and Capital Resources

At December 29, 2002, the Company had cash and cash equivalents of $1.7 million, working capital of $29.6 million, borrowings of $86.8 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $4.0 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $48.3 million after the $15.0 million reduction in availability as a result of the February 8, 2002 amendment described below. The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at December 29, 2002 was approximately $351.5 million.

On September 25, 2002, the Company made a voluntary prepayment on the Credit Facility due to the receipt of a contract renewal payment in the amount of $30.0 million. This vendor payment is being deferred and recognized as income over the life of the renewed contract.

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

During 2002, net cash provided by operating activities was $39.3 million ($22.3 million after deducting the vendor payment received as described above, net of taxes paid). Net cash used in investing activities was $3.2 million, including $4.7 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $1.4 million for the acquisition of the 2002 Purchased Company and earn-out consideration for the 2001 Purchased Companies, offset by $2.9 million net proceeds from the disposal of the Grand Rapids, Michigan building. Net cash used in financing activities was $38.9 million, including

$34.8 million for payments of the Company’s credit facilities, $3.1 million for payments of long-term debt and $3.5 million for repurchase of minority interest in FireVine, offset by proceeds from the exercise of stock options of $2.5 million.

During 2001, net cash provided by operating activities was $18.3 million. Net cash used in investing activities was $42.1 million, including $7.3 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture and $46.8 million for the acquisitions of the 2000 and 2001 Purchased Companies, offset by $5.4 million net proceeds from the disposal of the corporate headquarter’s building and $6.7 million for the sale of restricted cash equivalents in FireVine. Net cash provided by financing activities was $25.3 million, consisting of $49.0 million in proceeds from the Company’s credit facilities primarily to finance the 2001 Purchased Companies and proceeds from the exercise of stock options of $1.3 million, offset by $13.5 million for repayments of the Company’s credit facilities, $10.5 million for repurchase of minority interest in FireVine and $1.0 million for the repurchase of common stock.

During 2000, net cash provided by operating activities was $20.9 million. Net cash used in investing activities was $40.2 million, including $10.5 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture and $37.9 million for the acquisitions of the 1999 and 2000 Purchased Companies, offset by $8.3 million for the purchase of investments with the restricted cash equivalents in FireVine. Net cash provided by financing activities was $21.3 million, consisting of $80.0 million in proceeds from the issuance of the Notes, offset by $7.8 million for repayments by the Company of long-term indebtedness, $42.9 million for repayments of the Company’s credit facilities, $1.9 million for payment of debt issuance costs attributable to the Company’s new Notes and $6.4 million for the repurchase of common stock.

On October 13, 1999, the Company sold a minority interest in its FireVine subsidiary to a third party venture capital firm for $15.0 million. This minority interest could have been converted to an approximate 22.5% stake in the subsidiary. Of the $15.0 million investment, $2.5 million was for 125,000 common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. The holder of the $12.5 million of Convertible Preferred Units (“Units”) had the right to require that FireVine redeem the Units upon certain conditions, including if an initial public offering of the subsidiary did not occur within two years. If the subsidiary did not redeem the Units, the holder of the Units had the right to have the Company redeem them. In October 2001, the holder of the Convertible Preferred Units notified FireVine that they were exercising their put right requiring FireVine to redeem the Units. Since an initial public offering of FireVine had not occurred within two years of the original agreement, FireVine was required to pay the redemption price of $14.0 million (original price plus accrued dividends). On December 12, 2001, Navigant negotiated a new agreement with the holder, wherein the holder surrendered all of their interest in FireVine, including their common units and the 50,000 common units warrants, for a promise to pay the full redemption price in three installments: $3.5 million upon the signing of the new agreement, $7.0 million due December 31, 2001 and the balance of $3.5 million due March 31, 2002. All such amounts have since been paid.

On August 31, 2000, the Company signed an amendment to its secured $125.0 million Credit Facility, increasing the Credit Facility to $150.0 million with the same terms and conditions. The Credit Facility is available for working capital, capital expenditures and acquisitions, subject to compliance with the applicable covenants. The Credit Facility is scheduled to expire in August 2004. Interest on borrowings under the Credit Facility accrues at a rate of, at the Company’s option, either (i) LIBOR plus a margin of between 1.25% and 2.75%, depending on the Company’s funded debt to EBITDA ratio, or (ii) the Alternative Base Rate (defined as the higher of (x) the NationsBank, N.A. prime rate and (y) the Federal Funds rate plus .50%) plus a margin of between .25% and 1.75%, depending on the Company’s funded debt to EBITDA ratio. Indebtedness under the Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain financial covenants. As of December 29, 2002, the Company was in compliance with the financial covenants of this agreement.

On March 20, 2003, the Company signed an amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 (the “Credit Facility”) modifying certain of its terms and conditions. The amendment adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 28, 2003, the consolidated leverage ratio may not exceed 3.00:1.00. The maximum consolidated leverage ratio allowed is decreased until December 31, 2003, where it returns to its original level of 2.50:1.00. This amendment is valid through December 31, 2003.

On November 15, 2000, the Company authorized the issuance and sale of $80.0 million aggregate principal amount of its 9.84% Senior Secured Notes (the “Notes”). The Notes are payable in three equal installments of $26.7 million due November 15, 2004, 2005 and 2006, respectively. The financial covenants are consistent with those of the Credit Facility.

On February 11, 2002, the Company signed an amendment to the Senior Secured Notes Purchase Agreement dated November 15, 2000 modifying certain of its terms and conditions, including an increase in the maximum allowable debt to EBITDA ratio. As of December 29, 2002, the Company was in compliance with the financial covenants of this agreement.

On March 20, 2003, the Company signed an amendment to the Senior Secured Notes Purchase Agreements dated November 15, 2000 modifying certain of its terms and conditions. The amendment adjusted certain ratios including the consolidated leverage ratio. For the fiscal quarter ended March 28, 2003, the consolidated leverage ratio may not exceed 3.25:1.00. The maximum consolidated leverage ratio allowed is decreased until June 28, 2003, where it returns to its original level of 2.75:1.00. This amendment is valid through December 31, 2003.

The Company intends to continue to evaluate acquisition opportunities, although management does not intend to complete as many acquisitions in 2003 as the Company completed in prior years. In addition, amendments to the Credit Facility and the Senior Secured Notes restrict the size and form of acquisitions the Company may complete during the term of the amendments. Nevertheless, the Company may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

Contractual Obligations

The following is a summary of all of the Company’s contractual obligations as of December 29, 2002 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years	Total
Capital lease obligations	$1,626	$385	$		$	$2,011
Operating leases	15,757	29,269		15,042		60,068
Long-term debt	1,652	167,075		100		168,827
Other obligations

Total contractual obligations	$19,035	$196,729		$15,142	$	$230,906

Navigant expects to fund these obligations through cash flows from operations and the refinancing of its Credit Facility.

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure. The Company had entered into an interest rate swap to convert a part of its nonprepayable fixed-rate, long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50.0 million. The Company’s policy is to convert between 40% and 70% of all nonprepayable fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company’s floating-rate revolving debt facility. This interest rate swap was accounted for as a fair-value hedge. However, with the current interest rate environment and the gain in the market value of the hedge instrument, the Company determined that it should unwind its hedge and lock in the existing rate. Therefore, on September 16, 2002, the Company received $428 as payment from the counter party to unwind the swap. This gain was recorded as deferred income and is being amortized over the remaining life of the debt of three years.

The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75.0 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the year ended December 29, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of December 29, 2002, the aggregate fair value of the cash flow hedges is an unrealized loss of $2,809 and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the twelve months ended December 29, 2002 is a loss of $932.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). The Company adopted FAS 143 on December 30, 2002. Under FAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of the statement would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss. The Company is currently evaluating the effect of adopting FAS 143 but does not believe it will have a significant effect on the Company’s results of operations or its financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company adopted FAS 144 on December 31, 2001. FAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“FAS 121”). However, FAS 144 provides new guidance intended to address certain significant implementation issues associated with FAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. FAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of FAS 144 did not have a significant effect on the Company’s results of operations or its financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. FAS 145 is effective for the Company for fiscal year 2002. The adoption of FAS 145 did not have a significant effect on the Company’s results of operations or its financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 replaces Emerging Issues

Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which previously provided guidance on this topic. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 30, 2002. Management believes that the adoption of FAS 146 will not have a significant effect on the Company’s results of operations or its financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123 (“FAS 148”). The Company adopted the disclosure provision of FAS 148 in 2002 and the remainder on December 30, 2002. This statement amends FAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of FAS 148 did not have a significant effect on the Company’s results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 29, 2002. The disclosure requirements are effective for the Company’s financial statements for the year ending December 29, 2002. The adoption of FIN 45 did not have a significant effect on the Company’s results of operations or its financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since Navigant has no current interests in any variable interest entities, the adoption of FIN 46 will not have a significant effect on the Company’s results of operations or its financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

Risk Factors

Significant Indebtedness and Interest Payment Obligations

Navigant is significantly leveraged. At December 29, 2002, Navigant had $170.7 million of consolidated outstanding debt and its total consolidated debt, as a percentage of capitalization, was 48.6%. Navigant may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital, even though its Credit Facility and Senior Secured Notes impose some limits on its ability to do so. Navigant’s high level of indebtedness could have important consequences to its stockholders, which include the following:

•	Its ability to obtain additional financing to fund its business strategy, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Its ability to use operating cash flow in other areas of its business will be limited because Navigant must dedicate a substantial portion of these funds to pay interest and principal on its debt;

•	Certain of its borrowings bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	It may not be able to compete with others who are not as highly leveraged; and

•	Its significant leverage may limit its flexibility to adjust to changing market conditions, changes in its industry and economic downturns.

Navigant’s ability to pay interest on its debt obligations will depend upon its future operating performance and its ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond Navigant’s control, will affect its ability to make these payments. If in the future Navigant cannot generate sufficient cash from operations to meet its obligations, Navigant will need to refinance, obtain additional financing or sell assets. Navigant cannot assure its stockholders that its business will generate cash flow, or that it will be able to obtain funding sufficient to satisfy its debt service requirements.

Restrictions Imposed by Terms of Indebtedness

The covenants in Navigant’s existing debt agreements, including the Credit Facility, the Senior Secured Notes and any future financing agreements may adversely affect its ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict Navigant’s ability to:

•	Incur additional debt or prepay or modify any additional debt that may be incurred;

•	Make certain acquisitions or investments;

•	Pay dividends and make distributions;

•	Repurchase its securities;

•	Create liens;

•	Transfer or sell assets;

•	Enter into transactions with affiliates;

•	Issue or sell stock of subsidiaries;

•	Merge or consolidate; or

•	Materially change the nature of its business.

The amendments to Navigant’s Credit Facility and the Senior Secured Notes executed in November 2001, February 2002 and March 2003 also limit Navigant’s ability to consummate certain acquisitions without the consent of the participating banks and institutional note holders. These limitations may reduce Navigant’s ability to continue its acquisition program.

In addition, Navigant’s Credit Facility also requires it to comply with certain financial ratios. Navigant’s ability to comply with these ratios may be affected by events beyond its control. If Navigant breaches any of these covenants in its Credit Facility or Senior Secured Notes, or if Navigant is unable to comply with the required financial ratios, it may be in default under its Credit Facility or Senior Secured Notes. A significant portion of Navigant’s indebtedness then may become immediately due and payable. Navigant is not certain whether it would have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to revolver borrowings under the Credit Facility on which Navigant relies to fund its liquidity.

Holding Company Structure

Navigant is a holding company. Navigant’s subsidiaries conduct substantially all of its consolidated operations and own substantially all of its consolidated assets. Consequently, Navigant’s cash flow and its ability to meet its debt service obligations depend upon the cash flow of its subsidiaries and the payment of funds by its subsidiaries to Navigant in the form of loans, dividends or otherwise. Navigant’s subsidiaries are not obligated to make funds available to Navigant for payment on debt or otherwise. In addition, their ability to make any payments will depend on their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions.

Risks Related to Revenue

Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. Since 1995, most airlines have substantially reduced the amount of commissions paid to travel agents for booking domestic and international flights. The airlines have capped the total commissions paid per ticket, reduced the commission rates per ticket payable to travel agents and most U.S. airlines eliminated commissions altogether. Further reductions in or eliminations of commissions may reduce Navigant’s revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Navigant—Introduction—Sources of Revenue” in Item 7. There can be no assurance that the airlines will not further reduce or eliminate commissions.

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

Navigant also derives part of its revenues from incentive override commissions paid by the major airlines, incentive payments from distribution system vendors and commissions from hotel and car vendors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—Sources of Revenue” in Item 7. If, during any period, Navigant fails to meet incentive levels, revenues could decrease. In addition, the airlines may reduce or terminate incentive override commissions, the system vendors may reduce or terminate incentive payments, hotel and car vendors may reduce or terminate commissions and Navigant may not be able to extend its current arrangements or enter into new arrangements that are as favorable as its current arrangements.

Substantial Competition and Industry Consolidation; New Methods of Distribution

The corporate travel management industry is extremely competitive. Navigant competes primarily with other corporate travel management companies. Some of Navigant’s competitors have greater brand-name recognition and financial resources than Navigant. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Certain of Navigant’s competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with certain travel suppliers which give them access to favorable availability of products (including airplane seats and hotel rooms) or more competitive pricing than that offered by Navigant. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for Navigant to attract customers in those areas. As a result of competitive pressures, Navigant may suffer a loss of clients, and its revenues or margins may decline.

Navigant also competes with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and services directly to consumers. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. Navigant believes that no single Internet-based service presently provides access to the full range of information available to Navigant and its agents. An Internet-based travel service may, however, provide such access in the future. In addition, although Navigant believes the service, knowledge and skills of its employees and its incorporation of new, alternative distribution channels position it to compete effectively in the changing industry, there can be no assurance that Navigant will compete successfully or that the failure to compete successfully will not have a material adverse effect on Navigant’s financial condition and results of operations.

Dependence on Travel Suppliers

Navigant is dependent upon travel suppliers for access to their products and services (including airplane seats and hotel rooms). Certain travel suppliers offer Navigant pricing that is preferential to published fares, enabling Navigant to offer prices lower than would be generally available to travelers and other corporate travel management companies or travel agents. Travel suppliers can generally cancel or modify their agreements with Navigant upon relatively short notice, leaving Navigant subject to the loss of contracts, changes in its pricing agreements, commission schedules and incentive override commission arrangements, and more restricted access to travel suppliers’ products and services, which could have a material adverse effect on Navigant’s business, financial condition and results of operations. The liquidation of a major travel supplier in bankruptcy or otherwise could have a material adverse effect on Navigant’s revenues.

Dependence Upon Technology

Navigant’s business is dependent upon a number of different information and telecommunications technologies. In addition, Navigant’s ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, computer reservation systems operated by Sabre, Galileo/Apollo and Worldspan. Navigant’s business, financial condition and results of operations may be materially adversely affected if these technologies or systems fail, or if Navigant’s access to these systems is restricted.

Risks Associated with the Corporate Travel Management Industry; General Economic Conditions

Navigant’s operating results generally depend upon factors affecting the corporate travel management industry. Navigant’s revenues and earnings are especially sensitive to events that affect business air travel, and the level of car rentals and hotel reservations. A number of factors, including recession or slower economic growth, rising travel costs, extreme weather conditions and concerns about passenger safety, could result in a temporary or longer-term overall decline in demand for business travel. Advances in technology and communications, such as videoconferencing and Internet-based teleconferencing, may also adversely impact travel patterns and travel demand. Navigant believes that price-based competition will continue in the airline industry for the foreseeable future. The continuation of such competition and the occurrence of any of the events described above could have a material adverse effect on Navigant’s business, financial condition and results of operations.

Risks Related to Integration of Operations and Acquisitions

One of Navigant’s strategies is to increase operating margins by consolidating and integrating certain administrative functions common to all of its subsidiaries. Each new acquisition results in additional integration of operations. This integration will require substantial attention from senior management and may require future substantial capital expenditures. The integration process may disrupt Navigant’s operations as well as those of its subsidiaries as its management’s attention is diverted from other tasks, and as technological, practical or personnel issues arise.

Currently, Navigant and its subsidiaries, SatoTravel, Navigant UK, Navigant France and Navigant Brazil, operate on separate computer systems and Navigant and most of its subsidiaries operate on separate telephone systems, several of which use different technologies. Navigant expects that it will integrate these systems, but it has not yet established a definitive timetable for integration of all of such systems or its definitive capital needs for the integration. The contemplated integration of these systems may cause disruption to Navigant’s business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

Risks Related to Navigant’s Acquisition Strategy

General.    One of Navigant’s strategies is to increase its revenues and the markets it serves through the acquisition of additional corporate travel companies. Navigant may not be able to make acquisitions at the pace it desires or on favorable terms, if at all. In addition, the consolidation of the travel management industry has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining travel management companies.

The companies Navigant has acquired, or which Navigant may acquire in the future, may not achieve sales and profitability that would justify Navigant’s investment in them. Navigant’s acquisitions of companies outside the United States may subject it to certain risks inherent in conducting business internationally. These risks include fluctuations in currency exchange rates, new and different legal and regulatory requirements and difficulties in staffing and managing foreign operations.

Integration.    Integration of operations of the companies Navigant acquired or may acquire in the future may also involve a number of special risks, which may have adverse short-term effects on Navigant’s operating results. These may be caused by:

•	Severance payments to employees of acquired companies;

•	Restructuring charges associated with the acquisitions; and

•	Other expenses associated with a change in control.

Integration of acquired companies may also result in:

•	Diversion of management’s attention;

•	Difficulties with retention;

•	The need to hire and train key employees;

•	Risks associated with unanticipated problems or legal liabilities; and

•	Impairment of goodwill under FAS 142.

Navigant conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies. Navigant cannot be certain, however, that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company’s financial or operating results were misrepresented, the acquisition could have a material adverse effect on Navigant’s results of operations and financial condition.

Financing.    Navigant currently intends to finance its future acquisitions by using cash, borrowed funds, shares of its Common Stock or a combination thereof. If Navigant’s Common Stock does not maintain a sufficient market value, if its price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept Navigant’s Common Stock as part of the consideration for the sale of their businesses, Navigant may then be required to use more of its cash resources or more borrowed funds in order to maintain its acquisition program. If Navigant is unable to use Common Stock for acquisitions and Navigant does not have sufficient cash resources, its growth could be limited unless Navigant is able to obtain additional capital through debt or other financing. Navigant may not be able to obtain additional capital, if and when needed, on terms Navigant deems acceptable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Restrictions Imposed by Terms of Indebtedness” in Item 7.

Reliance on Key Personnel

Navigant’s operations depend on the continued efforts of Edward S. Adams, its Chief Executive Officer and President, Robert C. Griffith, its Chief Operating Officer, Chief Financial Officer and Treasurer, its other executive officers and the senior management of its subsidiaries. Furthermore, Navigant’s operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if Navigant is unable to attract and retain other skilled employees, its business could be adversely affected.

Material Amount of Goodwill

As of December 29, 2002, approximately $310.1 million, or 72.8%, of Navigant’s total assets and 171.6% of Navigant’s stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 30, 2001, Navigant amortized goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduced its net income. On December 31, 2001, the Company adopted the provisions of FAS 142, and discontinued the amortization of goodwill. The Company now tests for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material and adverse impact upon the market price of Navigant’s Common Stock. Navigant believes that anticipated cash flows and fair value associated with goodwill recognized in connection with its acquisitions is fully realizable and there presently is no persuasive evidence that any material portion should be impaired based on the Company’s annual review performed in accordance with FAS 142.

Seasonality and Quarterly Fluctuations

The domestic and international travel service industry is extremely seasonal. Navigant’s past results have fluctuated because of seasonal variations in the travel services industry. Navigant’s net revenues and net income are generally higher in the second and third calendar quarters and lowest in the fourth calendar quarter. Navigant expects this seasonality to continue in the future. Navigant’s quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with certain travel suppliers, changes in the mix of services offered by Navigant, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel.

Risk of Rapid Growth

Navigant was formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and Navigant has made 30 acquisitions since that time. Navigant expects to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on Navigant’s executive management, personnel and corporate support systems. Any inadequacy of Navigant’s systems to manage the increased size and scope of operations resulting from growth could adversely affect Navigant’s operations, business and financial results and condition.

Potential Liabilities Related to Distributions

In connection with the distributions of the shares of four U.S. Office Products’ businesses (including Navigant) in June 1998, Navigant and three other companies whose shares were distributed by U.S. Office Products entered into a series of agreements providing the allocation of certain liabilities. Navigant and the other companies agreed in a Tax Allocation Agreement to jointly and severally indemnify U.S. Office Products for tax losses relating to the distribution that are attributable to acts or omissions of Navigant and the other companies. A Tax Indemnification Agreement among Navigant and the other spun-off companies requires each company responsible for tax losses to indemnify the other companies for those losses and their liabilities to U.S. Office Products under the Tax Allocation Agreement. If the tax losses are not attributable to either U.S. Office Products or any of the other companies, each of the companies and U.S. Office Products is liable for its pro rata portion of the losses based on the value of each company’s common stock after the distributions.

Navigant also entered into a Distribution Agreement with U.S. Office Products under which Navigant is responsible for liabilities related to its business; certain employee benefits liabilities; securities laws liabilities arising from the distribution of Navigant shares, its initial public offering and information related to its business supplied to U.S. Office Products; and U.S. Office Products’ liabilities for earn-outs from acquisitions of its subsidiaries made prior to the distribution. Navigant and the other companies that were spun off have also agreed to bear a pro rata portion of certain United States securities law and general corporate liabilities of U.S. Office Products incurred prior to the distribution (including a pro rata portion of any liability of another spun off company to U.S. Office Products that is not paid) up to a maximum of $1.75 million for each company.

Jonathan J. Ledecky, a previous member of Navigant’s Board of Directors, and U.S. Office Products have been named as defendants in at least 10 lawsuits alleging that Mr. Ledecky and U.S. Office Products violated various United States securities laws. The plaintiffs in those lawsuits generally claim that Mr. Ledecky, on behalf of U.S. Office Products, made a series of materially false and misleading statements in connection with the distributions of the shares of Navigant and the other companies and the related tender offer and restructuring. Although neither Navigant nor its executive officers have been named as defendants in these lawsuits, Navigant could be required pursuant to the Distribution Agreement to indemnify U.S. Office Products for a portion of its liability in connection with these lawsuits.

On March 5, 2001 U.S. Office Products filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware and, on December 28, 2001, the United States Bankruptcy Court for the District of Delaware approved U.S. Office Product’s Joint Liquidating Plan of Reorganization.

Dependence on ARC and BSP Agreements

Navigant depends on the ability to sell airline tickets for a substantial portion of its revenue. To sell airline tickets, Navigant must enter into, and maintain, an Agent Reporting Agreement for each operating subsidiary with the Airlines Reporting Company (“ARC”) for domestic agencies or with the Billing Settlement Plan (“BSP”) for international agencies. Agent Reporting Agreements impose numerous financial, operational and administrative obligations on Navigant. These agreements allow ARC or BSP to cancel an Agent Reporting Agreement for failure to meet any of these obligations. If Navigant’s Agent Reporting Agreements are cancelled by ARC or BSP, Navigant would be unable to sell airline tickets and its results of operations would be materially adversely affected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risks related to the Company’s operations result primarily from changes in interest rates. The Company’s interest rate exposure relates primarily to long-term debt obligations. A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein. Based upon the

Company’s borrowings under the Credit Facility at December 29, 2002 of $86.8 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $434,000 annualized increase or decrease in interest expense. The Company also enters into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for details on these hedging activities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated:

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent accountants audit the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent view of the fairness of reported operating results and financial position as indicated in their report.

The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The Committee meets periodically with financial management and the independent accountants to review accounting, control, auditing and financial reporting matters.

/s/    Edward S. Adams

Chairman of the Board, Chief Executive Officer and President

/s/    Robert C. Griffith

Chief Operating Officer, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Navigant International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the “Company”) at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

February 4, 2003, except for the information in Note 15, as to which the date is March 20, 2003

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 29, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,693	$4,236
Accounts receivable, less allowance for doubtful accounts of $1,148 and $1,569, respectively	65,339	60,939
Prepaid expenses and other current assets	5,512	7,075
Deferred income taxes	2,105	3,699
Income tax receivable	4,395	7,046

Total current assets	79,044	82,995

Property and equipment, net	21,873	28,519
Goodwill, net	310,111	306,285
Deferred income taxes	8,984
Other assets	5,725	6,668

Total assets	$425,737	$424,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$1,652	$10,753
Short-term portion of capital lease obligations	1,536	410
Accounts payable	11,512	7,132
Accrued compensation	8,708	9,586
Deferred income	7,291	4,030
Other accrued liabilities	18,711	28,509

Total current liabilities	49,410	60,420

Long-term debt	167,175	198,762
Capital lease obligations	363	233
Deferred income taxes		2,104
Deferred income	24,445	675
Other long-term liabilities	3,605	5,902

Total liabilities	244,998	268,096

Commitments and contingencies (Notes 10 and 12)

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,113,000 and 14,796,000 issued, respectively	14	14
Additional paid-in capital	147,634	143,915
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	47,865	28,973
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2,104)	(3,726)
Effect of interest rate swaps	(1,742)	(1,877)

Total accumulated other comprehensive loss	(3,846)	(5,603)

Total stockholders’ equity	180,739	156,371

Total liabilities and stockholders’ equity	$425,737	$424,467

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Revenues	$371,283	$350,331	$315,029

Operating expenses	202,216	205,953	176,359
General and administrative expenses	111,525	103,801	88,635
Depreciation and amortization expense	10,049	18,028	12,433
Restructuring charges		3,550	1,900

Operating income	47,493	18,999	35,702

Other (income) expenses:
Interest expense	17,141	16,248	13,070
Interest income	(39)	(299)	(673)
Other, net	35	237	27

Income before provision for income taxes	30,356	2,813	23,278
Provision for income taxes	11,464	2,238	9,918

Income before minority interest	18,892	575	13,360
Minority interest		135	(869)

Net income	$18,892	$440	$14,229

Weighted average number of common shares outstanding:
Basic	13,743	12,829	12,262
Diluted	14,106	13,219	12,385

Net income per share:
Basic	$1.37	$0.03	$1.16
Diluted	$1.34	$0.03	$1.15

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 26, 1999	12,615	$13	$114,044	$(3,521)	$122	$14,304		$124,962
Exercise of stock options	27		201					201
Tax impact of exercise of stock options			40					40
Share repurchase program	(696)			(6,401)				(6,401)
Shares issued in repayment of notes	63		800					800
Comprehensive income (loss):
Net income						14,229	$14,229	14,229
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					(1,344)		(1,344)	(1,344)

Total comprehensive income (loss)							$12,885

Balance at December 31, 2000	12,009	13	115,085	(9,922)	(1,222)	28,533		132,487
Exercise of stock options	146		1,267					1,267
Tax impact of exercise of stock options			655					655
Issuance of common stock and stock options for the purchase of SatoTravel	1,485	1	26,908					26,909
Share repurchase program	(75)			(1,006)				(1,006)
Comprehensive income (loss):
Net income						440	$440	440
Other comprehensive loss, net of tax:
Foreign currency translation adjustment					(2,504)		(2,504)	(2,504)
Effect of interest rate swaps					(1,877)		(1,877)	(1,877)

Total comprehensive loss							$(3,941)

Balance at December 30, 2001	13,565	14	143,915	(10,928)	(5,603)	28,973		156,371
Exercise of stock options	317		2,491					2,491
Tax impact of exercise of stock options			1,228					1,228
Comprehensive income (loss):
Net income						18,892	$18,892	18,892
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					1,622		1,622	1,622
Effect of interest rate swaps					135		135	135

Total comprehensive income							$20,649

Balance at December 29, 2002	13,882	$14	$147,634	$(10,928)	$(3,846)	$47,865		$180,739

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$18,892	$440	$14,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,049	18,028	12,433
Bad debt expense	132	369	338
Restructuring charges		3,188	213
Income tax benefit from employee exercise of stock options	1,228	655	40
Deferred tax (benefit) provision	(9,409)	2,662	1,712
Minority interest		428	(1,548)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(2,538)	14,596	1,080
Prepaid expenses and other current assets	2,559	4,495	3,161
Income tax receivable	2,651	(3,326)	(1,352)
Accounts payable	3,366	(998)	(2,929)
Other accrued liabilities	(11,441)	(5,983)	(1,342)
Deferred income	27,031	(265)	(1,133)
Other long-term liabilities	(3,229)	(16,028)	(3,995)

Net cash provided by operating activities	39,291	18,261	20,907

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(4,720)	(7,296)	(10,539)
Proceeds from disposal of building	2,874	5,350
Cash paid in acquisitions and earn-out consideration, net of cash received	(1,368)	(46,830)	(37,932)
Purchase of investments/sale of investments (restricted cash)		6,690	8,275

Net cash used in investing activities	(3,214)	(42,086)	(40,196)

Cash flows from financing activities:
Proceeds from issuance of long-term debt			80,000
Payments of long-term debt	(3,104)	(13,470)	(7,770)
(Payments of) proceeds from credit facilities, net	(34,751)	48,970	(42,850)
Payment of debt issue costs			(1,873)
Repayment of minority interest in FireVine	(3,500)	(10,500)
Proceeds from exercise of stock options	2,491	1,267	201
Repurchase of common stock		(1,006)	(6,401)

Net cash (used in) provided by financing activities	(38,864)	25,261	21,307

Effect of exchange rate changes on cash and cash equivalents	244	(300)	(921)

Net (decrease) increase in cash and cash equivalents	(2,543)	1,136	1,097
Cash and cash equivalents at beginning of period	4,236	3,100	2,003

Cash and cash equivalents at end of period	$1,693	$4,236	$3,100

Supplemental disclosures of cash flow information:
Interest paid	$16,138	$14,036	$11,816
Income taxes paid	$16,994	$6,613	$9,548

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(In Thousands)

The Company issued notes payable, common stock and options and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 29, 2002, December 30, 2001 and December 31, 2000. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Accounts receivable	$1,994	$25,911	$9,827
Prepaid expenses and other current assets	53	3,419	1,928
Property and equipment	103	8,180	960
Goodwill.	655	78,885	39,002
Other assets		1,029	634
Short-term debt	(441)	(35)	(458)
Accounts payable	(1,014)	(4,466)	(1,713)
Accrued liabilities	(765)	(16,505)	(5,107)
Long-term debt		(22,130)
Other long-term liabilities		(3,779)	(1,074)

Net assets acquired	$585	$70,509	$43,999

The acquisitions were funded as follows:
Notes payable due to former owners	$255	$4,285	$6,332
Issuance of common stock and options		26,908
Cash paid, net of cash received	330	39,316	37,667

Total	$585	$70,509	$43,999

Noncash transactions:

•	During the years ended December 29, 2002 and December 30, 2001, the Company acquired $1,482 and $643, respectively, in fixed assets through capital lease transactions.

•	During the year ended December 31, 2000, the Company repaid $800 of notes payable to former owners using common stock.

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

The Company’s operations are primarily concentrated in one market segment – airline travel – and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company’s corporate customers and the related financial information is not separately stated in the Company’s internal reports.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company reports its financial results on a 52- or 53-week fiscal year ending on the last Sunday in December. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. Fiscal year 2000 is a 53-week period and all other fiscal years presented are 52-week periods.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

Cash and Cash Equivalents

The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company’s customer base and their dispersion across various industries and geographic areas.

Related Party Receivables

The Company had receivables due from employees as of December 29, 2002 aggregating $231.

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

Goodwill

Goodwill represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. On December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). In accordance with this Statement, goodwill is no longer amortized, but is instead tested for impairment on an annual basis or as necessary. See additional details regarding this pronouncement in Note 6. Prior to the adoption of FAS 142, substantially all goodwill was amortized on a straight-line basis over an estimated useful life of 35 years.

Impairment of Long-Lived Assets

Management periodically evaluates the recoverability of the carrying value of its long-lived tangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily determinable, depending upon the nature of the assets.

Translation of Foreign Currencies

Functional currencies of foreign subsidiaries are their local currency. Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of operations accounts are translated using the average exchange rate for the year. Translation adjustments are recorded in stockholders’ equity as a component of comprehensive income.

Derivatives

The Company recognizes all derivative instruments on the consolidated balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless derivatives qualify as hedges of future cash

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

flows. The nature of the Company’s debt structure necessarily involves the management of various financial risks, primarily those related to changes in interest rates. Management has recently entered into derivative interest rate swaps, which are financial instruments, to mitigate or eliminate certain of those risks.

Fair-Value Hedges—The Company had entered into an interest rate swap to convert a part of its nonprepayable fixed-rate, long-term debt to floating-rate. The notional amount of these types of interest rate swaps aggregated $50.0 million. The Company’s policy is to convert between 40% and 70% of all nonprepayable fixed-rate debt to floating-rate debt, with the percentage depending on contract interest rates, maturities and expected balance on the Company’s floating-rate revolving debt facility. This interest rate swap was accounted for as a fair-value hedge. However, with the current interest rate environment and the gain in the market value of the hedge instrument, the Company determined that it should unwind its hedge and lock in the existing rate. Therefore, on September 16, 2002, the Company received $428 as payment from the counter party to unwind the swap. This gain was recorded as deferred income and is being amortized over the remaining life of the debt of three years.

Cash Flow Hedges—The Company also entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75.0 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the year ended December 29, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of December 29, 2002, the fair value of the cash flow hedges aggregates an unrealized loss of $2,809 and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the twelve months ended December 29, 2002 is a loss of $932.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements.

Income Taxes

Income tax includes U.S. and international income taxes. Certain items are not reported in tax returns and financial statements in the same year. The tax effects of these temporary differences are reported as deferred income taxes. The Company periodically assesses the realizability of its deferred tax assets and records a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

Revenue Recognition

Revenues consist of commissions and fees on travel services and volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and service fee

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue over the period benefited, which is generally on a monthly basis. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in revenues. The provisions that have been netted against revenues are not material in the periods reflected. The Company’s estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the Company’s service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company’s estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract or the period of performance, whichever is longer.

On September 23, 2002, the Company entered into a new five-year contract with one of its vendors resulting in an upfront cash payment of approximately $30.0 million, which has been recorded as deferred income and is being recognized as income over the life of the contract.

Operating Expenses

Operating expenses include travel agent salaries, communications, revenue sharing expense and other costs associated with the selling and processing of travel reservations.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of general and administrative expenses.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company accounts for options issued to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“ABP No. 25”). Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Any grants to non-employees under these plans are accounted for in accordance with EITF Issue No. 96-18.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net income (loss):
As reported	$18,892	$440	$14,229
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(904)	(1,722)	(1,943)

Pro forma	$17,988	$(1,282)	$12,286

Net income (loss) per share:
As reported:
Basic	$1.37	$0.03	$1.16
Diluted	$1.34	$0.03	$1.15
Pro forma:
Basic	$1.31	$(0.10)	$1.00
Diluted	$1.28	$(0.10)	$.99

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Expected life of option	7 years	7 years	7 years
Risk free interest rate	3.54%	4.06%	6.25%
Expected volatility of stock	62.41%	60.21%	46.71%
Dividends	$0	$0	$0

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, options for 0.2 million, 0.9 million and 3.1 million shares, respectively, were excluded from diluted earnings per share.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). The Company

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

adopted FAS 143 on December 30, 2002. Under FAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of the statement would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss. The Company is currently evaluating the effect of adopting FAS 143 but does not believe it will have a significant effect on the Company’s results of operations or its financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company adopted FAS 144 on December 31, 2001. FAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“FAS 121”). However, FAS 144 provides new guidance intended to address certain significant implementation issues associated with FAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required how to measure the amount of the impairment. FAS 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of FAS 144 did not have a significant effect on the Company’s results of operations or its financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. FAS 145 is effective for the Company for fiscal year 2002. The adoption of FAS 145 did not have a significant effect on the Company’s results of operations or its financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which previously provided guidance on this topic. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 30, 2002. Management believes that the adoption of FAS 146 will not have a significant effect on the Company’s results of operations or its financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB Statement No. 123 (“FAS 148”). The Company adopted the disclosure provision of FAS 148 in 2002 and the remainder on December 30, 2002. This statement amends FAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition,

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of FAS 148 did not have a significant effect on the Company’s results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 29, 2002. The disclosure requirements are effective for the Company’s financial statements for the year ending December 29, 2002. The adoption of FIN 45 did not have a significant effect on the Company’s results of operations or its financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since Navigant has no current interests in any variable interest entities, the adoption of FIN 46 will not have a significant effect on the Company’s results of operations or its financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

NOTE 3—BUSINESS COMBINATIONS

In 2002, the Company made one immaterial acquisition accounted for under the purchase method.

In 2001, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $70,509 consisting of cash, net of cash acquired, of $39,316, issuance of 1,485,000 shares of common stock and 182,118 options at a weighted average exercise price of $3.19 for a total value of $26,908 and notes payable of $4,285. Included in this aggregate purchase price is the acquisition of SatoTravel for $53.9 million, consisting of cash ($27.0 million), stock ($24.2 million) and conversion of stock options ($2.7 million). The total assets related to these five acquisitions were $117,424, including goodwill of $78,885. The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

In 2000, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $43,999 consisting of cash, net of cash acquired, of $37,667 and notes payable of $6,332. None of these acquisitions was significant on a relative basis. The total assets related to these six acquisitions were $52,351 including goodwill of $39,002. The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

In addition to the above noted consideration, additional purchase consideration aggregating $783, $7,514 and $265 has been paid in 2002, 2001 and 2000, respectively, based on subsequent earnings or completion of financial audits of the previously acquired entities. Such additional consideration has been recorded as additional goodwill.

The following presents the unaudited pro forma results of operations of the Company for the years ended December 30, 2001 and December 31, 2000, which gives retroactive effect to the results of the companies acquired in 2001 and 2000 purchase acquisitions as if all such purchase acquisitions had been made at the beginning of the periods presented. The results presented below include certain pro forma adjustments of $(511) and ($3,319) for the year ended December 30, 2001 and December 31, 2000, respectively to reflect the amortization of goodwill, adjustments in executive compensation, interest expense associated with the debt incurred to finance the acquisitions and inclusion of a federal income tax provision on all earnings:

	For the Year Ended
	December 30, 2001	December 30, 2000
	(unaudited)
Revenues	$411,901	$467,115
Net income	$658	$18,905
Net income per share – basic	$0.05	$1.38
Net income per share – diluted	$0.05	$1.36

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of each period or the results which may occur in the future.

Acquisitions for 2002, 2001 and 2000 accounted for under the purchase method and related date of acquisition are as follows:

Name of Acquisition	Date of Acquisition
2002 Acquisitions:
Transcap Voyages	June 2002 *

2001 Acquisitions:
C & J Travel, Inc.	May 2001
I.T.A. Travel Agency Limited	August 2001 *
Meritek Travel Company	June 2001
Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”)	June 2001
Travel Services International, Ltd.	January 2001

2000 Acquisitions:
All Seasons Travel Group, Inc.	February 2000
Belle Meade Travel, Inc.	July 2000
Dawson’s Travel, Inc.	January 2000
Getz International Travel, Inc.	January 2000
GTS Global Travel Solutions	September 2000
K. R. Agencia de Viagens, Ltda. (Brazil)	September 2000

*	As these acquisitions occurred subsequent to the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), the resulting goodwill of $655 for Transcap Voyages and $1,605 for I.T.A. Travel Agency Limited was not subject to amortization in 2001 or 2002.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 4—RESTRUCTURING CHARGES

The Company recorded a $3.6 million restructuring charge in December 2001. The charge related to an asset impairment to write down long-lived assets of the Company’s former Internet subsidiary, FireVine, as a result of the consolidation of FireVine operations and infrastructure within Navigant. The restructuring of FireVine eliminated several redundant assets and investments in infrastructure and partnerships and wrote down technology that was no longer necessary based on integration with Navigant’s infrastructure. The activity in the restructuring liability during 2001 and 2002 was as follows:

	Fixed Asset Impairment Costs		Other Restructuring Costs		Total
2001 restructuring charge		$3,148		$402		$3,550
Payments				(132)		(132)
Non-cash usage		(3,148)		(40)		(3,188)

Balance at December 30, 2001				230		230
Payments				(230)		(230)

Balance at December 29, 2002	$		$		$

The Company implemented a cost reduction measure that commenced in March 2000 and resulted in the Company’s recording a restructuring charge of $1.9 million in February and March 2000. The 2000 charge provided for the closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. As of December 31, 2000, the five facilities had been closed or consolidated and all 130 employee positions had been eliminated. The activity in the restructuring liability during 2000 was as follows:

	Employee Severance and Termination Costs		Facility Closures and Consolidations		Total
2000 restructuring charge		$1,584		$316		$1,900
Payments		(1,584)		(103)		(1,687)
Non-cash usage				(213)		(213)

Balance at December 31, 2000	$		$		$

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 29, 2002		December 30, 2001
Buildings	$		$3,156
Furniture and fixtures		40,440	36,523
Leasehold improvements		7,387	7,074
Assets under capital leases		2,873	1,245

		50,700	47,998
Less: Accumulated depreciation		(28,827)	(19,479)

Net property and equipment		$21,873	$28,519

Depreciation expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $9,250, $9,272 and $5,583, respectively. Amortization expense for assets under capital leases for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $799, $363 and $87, respectively.

See details regarding the sales of buildings in Note 10.

NOTE 6—GOODWILL

Changes in the carrying amount of goodwill during the fiscal years ended December 30, 2001 and December 29, 2002 were as follows:

Changes in the Carrying Amount of Goodwill
Balance at December 31, 2000	$226,971
Goodwill acquired	78,023
Goodwill adjustments	9,684
Goodwill amortization	(8,393)

Balance at December 30, 2001	306,285
Goodwill acquired	1,368
Goodwill adjustments	2,458

Balance at December 29, 2002	$310,111

The majority of the goodwill acquired in 2001 was related to the acquisition of SatoTravel as described in Note 3. Adjustments resulted from foreign currency translations as well as purchase price adjustments resulting from the completion of financial audits of the previously acquired entities.

The FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which became effective for the Company on December 31, 2001. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis. For the purpose of impairment testing, the Company has two reporting units: general travel management and meetings and incentives. The total carrying value of goodwill held by the Company as of December 29, 2002 that is no longer

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

amortized is $310,111, which consists of $302,695 related to the general travel management unit and $7,416 related to the meetings and incentives unit. Upon adoption of FAS 142, the Company tested goodwill for impairment effective December 30, 2001 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year. Testing upon adoption and in the third quarter of 2002 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using EBITDA amounts and a predetermined multiplier for each reporting unit. Based on this testing, management of the Company believes the goodwill held in both units is fully recoverable and that no impairment charges are necessary for the year ended December 29, 2002.

The effects of the exclusion of goodwill amortization expenses were as follows:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In Thousands, Except Per Share Amounts)
Reported net income	$18,892	$440	$14,229
Add back: Goodwill amortization		8,393	6,763
Add back: Tax effect of excluding goodwill		(2,020)	(1,498)

Adjusted net income	$18,892	$6,813	$19,494

Basic earnings per share:
Reported net income	$1.37	$0.03	$1.16
Goodwill amortization		0.66	0.55
Tax effect of excluding goodwill		(0.16)	(0.12)

Adjusted net income	$1.37	$0.53	$1.59

Diluted earnings per share:
Reported net income	$1.34	$0.03	$1.15
Goodwill amortization		0.64	0.54
Tax effect of excluding goodwill		(0.15)	(0.12)

Adjusted net income	$1.34	$0.52	$1.57

NOTE 7—OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 29, 2002	December 30, 2001
Customer deposits	$9,916	$17,948
Customer revenue share	2,252	2,296
Accrued interest payable	1,262	1,505
Allowance for refunds and exchanges	249	1,032
Other	5,032	5,728

Total other accrued liabilities	$18,711	$28,509

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 8—CREDIT FACILITIES

Long-Term Debt

Long-term debt consists of:

	December 29, 2002	December 30, 2001
Line of Credit Facility, weighted average interest rate of 4.71% and 4.85% at December 29, 2002 and December 30, 2001	$86,750	$117,500
Senior Secured Notes, fixed interest rate of 9.84% payable in three equal installments of $26.7 million on November 2004, 2005 and 2006	80,000	80,000
Notes payable due to former owners, unsecured, interest rates ranging from 5.5% to 7.0%, maturities through 2003	1,552	7,915
Installment payment due to Och Ziff, due March 2002		3,500
Payable to State of Minnesota, interest rate of 3.5%, due 2007, quarterly payments of $25	525	600

	168,827	209,515

Less: Current maturities of long-term debt	1,652	10,753

Total long-term debt	$167,175	$198,762

The Company maintains a Credit Facility with NationsBank, N.A., as administrative agent that matures on August 2004. On August 31, 2000, the Company signed an amendment to the Credit Facility, increasing it to $150.0 million with the same terms and conditions. The Facility is collateralized by substantially all of the Company’s assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios. On February 8, 2002, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions. The amendment decreased the amount available under the Credit Facility to $135.0 million and adjusted certain ratios including the consolidated leverage ratio. See details on a recent amendment to the Credit Facility in Note 15.

On November 15, 2000, the Company authorized the issuance and sale of $80.0 million aggregate principal amount of 9.84% Senior Secured Notes (the “Notes”) with three equal installments of $26.7 million due November 15, 2004, 2005 and 2006, respectively. The financial covenants are consistent with the Credit Facility. On February 11, 2002, the Company signed an amendment to the Senior Secured Notes Purchase Agreements modifying certain terms and conditions including an increase in the maximum allowable debt to EBITDA ratio. See details on a recent amendment to the Notes Purchase Agreements in Note 15.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Maturities of Long-Term Debt

Maturities of long-term debt are as follows:

2003	$1,652
2004	113,541
2005	26,767
2006	26,767
2007	100

Total maturities of long-term debt	$168,827

NOTE 9—INCOME TAXES

Income before income taxes consists of the following:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Domestic	$29,252	$1,409	$21,523
Foreign	1,104	1,404	1,755

	$30,356	$2,813	$23,278

The provision for income taxes consists of the following:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Income taxes currently payable (receivable):
Federal	$18,168	$(2,301)	$6,427
Foreign	966	1,380	378
State	1,096	(6)	849

	20,230	(927)	7,654

Deferred income tax expense (benefit):
Federal	(7,830)	2,858	1,969
Foreign	(4)
State	(932)	307	295

	(8,766)	3,165	2,264

Total provision for income taxes	$11,464	$2,238	$9,918

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Deferred taxes are comprised of the following:

	December 29, 2002	December 30, 2001
Deferred tax assets:
Allowance for doubtful accounts	$364	$566
Accrued salary and vacation	1,310	1,475
Deferred revenue	11,528	1,977
Deferred rent	453	450
Property and equipment	292
Foreign tax credit	2,921
Other accrued liabilities	1,129	1,734

Total deferred tax assets	$17,997	$6,202

	December 29, 2002	December 30, 2001
Deferred tax liabilities:
Property and equipment	$	$(673)
Goodwill	(6,530)	(3,736)
Other	(378)	(198)

Total deferred tax liabilities	$(6,908)	$(4,607)

Net deferred tax asset	$11,089	$1,595

Management believes that it will obtain the full benefit of the deferred tax assets on the basis of the Company’s historical profitability and its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Therefore, no valuation allowance is considered necessary.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	3.3	4.1
Foreign taxes	1.0
Nondeductible goodwill		44.0	4.6
Other	(0.2)	(2.7)	(1.1)

Effective income tax rate	37.8%	79.6%	42.6%

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 10—LEASE COMMITMENTS

The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2003	$1,626	$15,757
2004	358	13,210
2005	27	9,555
2006		6,504
2007		4,145
Thereafter		10,897

Total minimum lease payments	2,011	$60,068

Less: Amounts representing interest	(112)

Present value of net minimum lease payments including current portion of $1,536	$1,899

Rent expense for all operating leases for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $14,942, $12,600 and $8,964, respectively.

On December 27, 2002, the Company completed a sale/leaseback transaction of its Grand Rapids, Michigan facility. The building sold for its net book value of $2,874 resulting in no gain or loss on the transaction.

On June 25, 2001, the Company completed a sale/leaseback transaction of its headquarters facility in Englewood, Colorado. The building with a net book value of $3,113 was sold for $5,350 after deducting selling expenses and other related costs. The resultant gain of $2,237 was deferred and will be amortized over the life of the new lease agreement of ten years.

NOTE 11—MINORITY INTEREST IN FIREVINE

On October 13, 1999, the Company sold a minority interest in its FireVine subsidiary to a third party venture capital firm for $15.0 million. This minority interest could have been converted to an approximate 22.5% stake in the subsidiary. Of the $15.0 million investment, $2.5 million was for 125,000 common units and the remaining $12.5 million was for 12,500 convertible preferred units with a 6% guaranteed dividend rate. The holder of the $12.5 million of Convertible Preferred Units (“Units”) had the right to require that FireVine redeem the Units upon certain conditions, including if an initial public offering of the subsidiary did not occur within two years, if the Company defaults under its Credit Facility, or if the Company undergoes a change of control as defined in the Credit Facility. If the subsidiary did not redeem the Units, the holder of the Units had the right to have the Company redeem them.

In October 2001, the holder of the Units notified FireVine that it was exercising its put right requiring FireVine to redeem the Units. Since an initial public offering of FireVine had not occurred within two years of the original agreement, FireVine was required to pay the redemption price of $14.0 million (original price plus accrued dividend). On December 12, 2001, Navigant negotiated a new agreement with the holder, wherein the

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

holder surrendered all of their interest in FireVine, including their common units and warrants that were not originally covered by their put rights, for a promise to pay the full redemption price in three installments: $3.5 million due upon signing, $7.0 million due December 31, 2001 and the balance of $3.5 million due March 31, 2002. All such amounts have since been paid.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries are involved in various legal actions in the ordinary course of their business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

In June 1998, U.S. Office Products, the Company’s former corporate parent, completed a strategic restructuring. This restructuring included the distribution of U.S. Office Products’ ownership of four of its wholly-owned subsidiaries, including the Company, to all existing U.S. Office Products shareholders (the “Strategic Restructuring”).

Prior to, and after, the Strategic Restructuring, numerous actions were filed against U.S. Office Products asserting various claims arising from U.S. Office Products’ conduct before and during the Strategic Restructuring, as well as its acquisition of various companies, including Mail Boxes Etcetera. These actions include claims that U. S. Office Products violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 in connection with the Strategic Restructuring, and violated Sections 11, 12 and/or 15 of the Securities Act of 1933 in connection with the acquisitions of Mail Boxes Etcetera. The Company is no longer a party to any of these actions.

As part of the Strategic Restructuring, however, the Company agreed to indemnify U.S. Office Products for certain liabilities, which could include claims such as those made against U.S. Office Products in all the lawsuits described in this section. If U.S. Office Products were entitled to indemnification under this indemnification agreement, the Company’s indemnification obligation, however, likely would be limited to 5.2% of U.S. Office Products’ indemnifiable loss, up to a maximum of $1.75 million. To date, however, neither U.S. Office Products nor any representative of its bankruptcy estate has made a demand or claim for indemnification.

Under an Agreement and Plan of Merger dated June 7, 2001, regarding the acquisition of SatoTravel, the Company agreed to pay additional, contingent consideration of approximately $4.8 million, provided SatoTravel achieved certain specified goals. On June 26, 2002, the former stockholders of SatoTravel notified the Company that, in their opinion, SatoTravel had achieved the specified goals, and that the Contingent Merger Consideration had been earned. On July 23, 2002, the Company issued its Contingent Payment Notice, taking the position that SatoTravel had not met the required goals, and that the Contingent Merger Consideration had not been earned. On August 5, 2002, the former shareholders, including a current member of the Company’s board of directors, objected to the Company’s Contingent Payment Notice. Following this formal exchange of notices and objections, the parties met and agreed to submit the dispute to binding arbitration. The parties did so, submitting the matter for resolution with the American Arbitration Association on September 13, 2002. This matter is scheduled for an arbitration hearing in May 2003. The Company intends to vigorously defend this matter.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Post Employment Benefits

The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 29, 2002 and December 30, 2001 related to these agreements, as no change of control has occurred. The total obligation would be approximately $1.5 million should future changes in control occur related to these agreements.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities for liabilities associated with claims against their former Corporate parent, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, commitments associated with certain vendor contracts and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

NOTE 13—EMPLOYEE BENEFIT PLANS

Employee 401(k) Plans

The Company maintains a qualified 401(k) Retirement Plan (the “401(k) Plan”) which allows eligible associates to contribute a portion of their salary on a pre-tax basis. All full-time employees are eligible to participate in the 401(k) Plan after six months of service. It is the Company’s policy to match a portion of employee contributions, however, after the September 11, 2001 terrorist attacks the Company temporarily suspended all matching contributions as part of its cost reduction plan. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company incurred expenses totaling $33, $828 and $1,039, respectively, related to these plans.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. Within one year following their acquisition by the Company, the assets of these plans are rolled into the Company’s 401(k) Plan.

Employee Stock Plans—Navigant

In June 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”), which allows the Company to issue options under the Plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 29, 2002, the Company had 764,012 shares available for future option grants.

In June 2001, in connection with the Company’s acquisition of SatoTravel, certain options were granted to former SatoTravel employees who became employees of the Company. Some of these options were granted at prices other than fair market value and include vesting credit for their period of service at SatoTravel. These options otherwise followed the normal provisions of the Company’s fixed stock option plans. These options were valued under FASB Interpretation No. 44, an interpretation of APB Opinion No. 25. The options’ calculated value of $2,670 was recorded as part of the purchase price of the acquisition (see Note 3).

A summary of option transactions follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 26, 1999	3,300,468	$10.01	1,962,380	$9.46
Granted	117,500	10.31
Exercised	(27,653)	8.88
Canceled	(204,069)	11.79

Balance at December 31, 2000	3,186,246	9.91	2,265,009	$9.61
Granted	62,500	9.95
Conversion of SatoTravel options	182,118	3.19
Exercised	(145,606)	8.69
Canceled	(109,297)	10.22

Balance at December 30, 2001	3,175,961	9.57	2,677,187	$9.40
Granted	366,000	14.19
Exercised	(316,964)	7.86
Canceled	(40,109)	10.60

Balance at December 29, 2002	3,184,888	$10.26	2,683,205	$9.80

The weighted-average fair value of options granted was $8.71, $6.29 and $5.93 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

The following table summarizes information about stock options outstanding and exercisable at December 29, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.19—$8.96	231,187	7.27	$5.10	177,737	$4.57
$9.00—$9.00	1,470,171	5.51	9.00	1,447,171	9.00
$9.03—$11.89	1,113,044	5.82	11.47	948,461	11.64
$12.00—$16.50	370,486	8.13	14.85	109,836	12.96

	3,184,888	6.05	$10.26	2,683,205	$9.80

Employee Stock Plans—FireVine

The Company ceased operations for FireVine in 2001. As a result, all options were canceled. A summary of FireVine option transactions follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 26, 1999	111,111	$10.00	111,111	$10.00
Granted	60,575	79.57
Exercised	—	—
Canceled	(850)	100.00

Balance at December 31, 2000	170,836	34.22	124,345	$19.58
Granted	800	60.00
Exercised	—	—
Canceled	(11,825)	61.35

Balance at December 30, 2001	159,811	32.34	137,683	$25.54
Granted	—
Exercised	—
Canceled	(159,811)

Balance at December 29, 2002	—	$—	—	$—

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for the years ended December 29, 2002 and December 30, 2001:

	Year Ended December 29, 2002
	First	Second	Third	Fourth	Total
Revenues	$93,550	$97,316	$92,352	$88,065	$371,283
Operating income	11,139	15,858	13,483	7,013	47,493
Net income	4,337	7,166	5,717	1,672	18,892

Per share amounts:
Basic	$0.32	$0.52	$0.41	$0.12	$1.37
Diluted	$0.31	$0.50	$0.41	$0.12	$1.34

	Year Ended December 30, 2001
	First	Second	Third	Fourth	Total
Revenues	$82,913	$95,055	$90,015	$82,348	$350,331
Operating income (loss)	10,358	11,511	(3,191)	321	18,999
Net income (loss)	4,031	4,764	(5,346)	(3,009)	440

Per share amounts:
Basic	$0.34	$0.39	$(0.39)	$(0.22)	$0.03
Diluted	$0.34	$0.38	$(0.39)	$(0.22)	$0.03

NOTE 15—SUBSEQUENT EVENTS

On March 20, 2003, the Company signed amendments to the Credit Facility and the Senior Secured Notes Purchase Agreements modifying the respective agreements’ terms and conditions. The amendments adjusted certain ratios, including the consolidated leverage ratio, and are valid through December 31, 2003.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of stockholders.

ITEM 14.    CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statement Schedules:

All schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits:

Exhibit Index

Exhibit Number	Description of Document

2.1†	Stock Purchase Agreement dated July 28, 1998 by and among Navigant International, Inc., Professional Travel Corporation, Arrington Travel Center, Inc. and Michael B. Arrington.

2.2††

Interest Purchase Agreement dated July 24, 1998 by and among Navigant International, Inc., Professional Travel Corporation, Atlas Travel Services, Ltd., Ariel Leibovitz, Doreen N. Leibovitz and Gary Pearce.

2.3†††	Stock Purchase Agreement dated September 17, 1998 by and among Navigant International, Inc., Professional Travel Corporation, World Express Travel, Inc. and Robert B. Acree.

3.1††††	Form of Amended and Restated Certificate of Incorporation.

3.2††††	Bylaws.

3.3††††	Form of Amendment to Bylaws.

4.1††††	Form of certificate representing shares of Common Stock.

10.1††††	Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.2††††	Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.3††††	Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.4†††††	Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.

10.5†††††	Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.

10.6#	Amended and Restated Employment Agreement dated as of January 22, 2001 between C. Thomas Nulty and Navigant International, Inc.

10.7††††	Form of Agreement between U.S. Office Products and Jonathan J. Ledecky, as amended.

10.8††††	Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.9††††	Form of Agent Reporting Agreement with Airline Reporting Company.

10.10††††	Form of Employment Agreement between Jonathan J. Ledecky and Navigant International, Inc.

10.11††††	Form of 1998 Stock Incentive Plan of Navigant International, Inc.

Exhibit Number	Description of Document

10.12**	Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as Agent, and Navigant International, Inc.

10.15***	Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999 between NationsBank, N.A., as agent, and Navigant International, Inc.

10.16***	Amendment to Form of Note Purchase Agreement, 9.84% Senior Secured Notes due November 15, 2006.

10.17*	Limited Liability Company Agreement of NavigantVacations.com dated October 13, 1999.

10.18##	Consent dated October 5, 2001 to the Amended and Restated Credit Agreement dated as of August 6, 1999.

10.19##	Amendment to Note Purchase Agreements dated as of November 15, 2000.

10.20****	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999.

10.21****	Second Amendment to the Note Purchase Agreements dated as of November 15, 2000.

10.22##	Ownership Interest Purchase Agreement between Navigant International and OZ Domestic Partners, L.P., dated December 12, 2001.

10.23	Form of Employment Agreement between C. Thomas Nulty and Navigant International, Inc.

10.24*****	Fifth Amendment to the Amended and Restated Credit Agreement dated as of August 6, 1999.

10.25*****	Third Amendment to the Note Purchase Agreements dated as of November 15, 2000.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on signature page hereto).

99.1###	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October 9, 1998.
††	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended July 25, 1998, filed with the Securities and Exchange Commission on September 8, 1999.
†††	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1998, as amended by Form 8-K/A filed with the Securities and Exchange Commission on November 30, 1998.
††††	Incorporated by reference herein from Navigant’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
†††††	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended September 24, 2000, filed with the Securities and Exchange Commission on November 7, 2000 (File No. 0-24387).
*	Incorporated by reference to Exhibit 10.1 of Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1999 (File No. 0-24387).
**	Incorporated by reference to Exhibit 10.1 of Navigant’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999 (File No. 0-24387).
***	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 (File No. 0-24387).
****	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2002 (File No. 0-24387).
*****	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2003 (File No. 0-24387).
#	Incorporated by reference to Exhibit 10.6 of Navigant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001 (File No. 0-24387).
##	Incorporated by reference herein from Navigant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on March 26, 2002 (File No. 0-24387).
###	Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the filings under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2003

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ EDWARD S. ADAMS
Edward S. Adams
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 27, 2003.

By:	/s/ ROBERT C. GRIFFITH
Robert C. Griffith Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ EUGENE A. OVER, JR.
Eugene A. Over, Jr. Sr. Vice President/Administration, General Counsel and Secretary

By:	/s/ VASSILIOS SIRPOLAIDIS
Vassilios Sirpolaidis Director

By:	/s/ NED A. MINOR
Ned A. Minor Director

By:	/s/ D. CRAIG YOUNG
D. Craig Young Director

By:	/s/ LAWRENCE A. HOUGH
Lawrence A. Hough Director

By:	/s/ DAVID W. WEIDERECHT
David W. Weiderecht Director

SECTION 302 CERTIFICATION FOR CHIEF EXECUTIVE OFFICER

I, Edward S. Adams, Chief Executive Officer of Navigant International, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Navigant International, Inc. and;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD S. ADAMS
Name: Edward S. Adams
Title: Chief Executive Officer

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert C. Griffith, Chief Operating Officer and Chief Financial Officer of Navigant International, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Navigant International, Inc. and;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT C. GRIFFITH
Name: Robert C. Griffith
Title: Chief Operating Officer and Chief Financial Officer