Form 10-Q
period 2003-03-30
NAVIGANT INTERNATIONAL INC
filed 2003-05-12
CIK 1055455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________________ to ________________________

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
Yes  ☒ No   ☐

          As of May 7, 2003, the Registrant had outstanding 15,295,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 30, 2003	December 29, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263	$1,693
Accounts receivable, less allowance for doubtful accounts of $1,016 and $1,148, respectively	71,494	65,339
Prepaid expenses and other current assets	6,066	5,512
Deferred income taxes	2,030	2,105
Income tax receivable	3,790	4,395

Total current assets	83,643	79,044

Property and equipment, net	20,792	21,873
Goodwill, net	313,430	310,111
Deferred income taxes	6,557	8,984
Other assets	5,980	5,725

Total assets	$430,402	$425,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$1,620	$1,652
Short-term portion of capital lease obligations	1,214	1,536
Accounts payable	12,475	11,512
Accrued compensation	10,990	8,708
Deferred income	7,291	7,291
Other accrued liabilities	18,333	18,711

Total current liabilities	51,923	49,410

Long-term debt	164,125	167,175
Capital lease obligations	278	363
Deferred income	22,474	24,445
Other long-term liabilities	3,150	3,605

Total liabilities	241,950	244,998

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized;15,286,000 and 15,113,000 issued, respectively	15	15
Additional paid-in capital	149,134	147,633
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	52,112	47,865
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(357)	(2,104)
Effect of interest rate swaps	(1,524)	(1,742)

Total accumulated other comprehensive loss	(1,881)	(3,846)

Total stockholders’ equity	188,452	180,739

Total liabilities and stockholders’ equity	$430,402	$425,737

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended

	March 30, 2003	March 31, 2002

	(Unaudited)	(Unaudited)
Revenues	$88,905	$93,550
Operating expenses	47,884	52,603
General and administrative expenses	28,285	27,520
Depreciation and amortization expense	2,676	2,288

Operating income	10,060	11,139
Other (income) expenses:
Interest expense	3,291	4,202
Interest income	(2)	(17)
Other, net	(23)	14

Income before provision for income taxes	6,794	6,940
Provision for income taxes	2,547	2,603

Net income	4,247	4,337
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,747	223
Unrealized gain on derivatives designated as hedges	218	129

Comprehensive income	$6,212	$4,689

Weighted average number of common shares outstanding:
Basic	14,032	13,550
Diluted	14,265	14,058
Net income per share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.31

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended

	March 30, 2003	March 31, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,247	$4,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,676	2,288
Deferred tax provision	2,018	941
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(6,155)	(13,812)
Prepaid expenses and other assets	(809)	(1,110)
Accounts payable	963	2,656
Other accrued liabilities	1,489	8,126
Deferred income	(1,971)	(721)
Other long-term liabilities	(106)	(445)

Net cash provided by operating activities	2,352	2,260

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(1,546)	(512)
Cash paid in acquisitions and earn-out consideration, net of cash received	(914)

Net cash used in investing activities	(2,460)	(512)

Cash flows from financing activities:
Payments of long-term debt	(439)	(3,997)
(Payments of) proceeds from credit facility, net	(3,050)	216
Proceeds from exercise of stock options	1,501	248

Net cash used in financing activities	(1,988)	(3,533)

Effect of exchange rate changes on cash and cash equivalents	666	60

Net decrease in cash and cash equivalents	(1,430)	(1,725)
Cash and cash equivalents at beginning of period	1,693	4,236

Cash and cash equivalents at end of period	$263	$2,511

Supplemental disclosures of cash flow information:
Interest paid	$1,890	$2,553
Income taxes paid	$644	$3,143

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Unless Otherwise Noted)

NOTE 1—BACKGROUND

          Navigant International, Inc. (the “Company”), a Delaware corporation, is the second largest travel management business services provider in North America serving corporate, government, military, leisure and meetings and incentive clients.  The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 2003, and the results of its operations and its cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Reclassifications

          Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

Goodwill

          The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which became effective for the Company on December 31, 2001.  Under FAS 142, goodwill is no longer amortized.  Rather, it is tested for impairment upon adoption and on an annual basis.

          For the purpose of impairment testing, the Company has two reporting units: general travel management and meetings and incentives.  The total carrying value of goodwill held by the Company as of March 30, 2003 that is no longer amortized is $313,430, which consists of $306,014 related to the general travel management unit and $7,416 related to the meetings and incentives unit.  The overall carrying value of goodwill increased by $3,319 from December 29, 2002 as a result of foreign currency adjustments, the acquisition of one immaterial agency, earn-out payments and purchase price adjustments resulting from the completion of financial audits of the previously acquired entities.

          Upon adoption of FAS 142, the Company tested goodwill for impairment effective December 30, 2001 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year.  Testing upon adoption and in the third quarter of 2002 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) amounts and a predetermined multiplier for each reporting unit.  Based on this testing, management of the Company believes the goodwill held in both reporting units is fully recoverable and that no impairment charges are necessary for the quarter ended March 30, 2003.

Derivatives

          The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure.  The Company has entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans.  Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve.  The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives.  The notional amount of these types of interest rate swaps aggregated $75.0 million.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items.  Any ineffective portion of a hedge is reported in earnings as it occurs.  All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.  For the three months ended March 30, 2003, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges.  As of March 30, 2003, the aggregate fair value of the cash flow hedges is an unrealized loss of $2,460 and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes.  The change in value for the three months ended March 30, 2003 is a gain of $218, net of taxes of $131.

Stock-Based Compensation

          As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company accounts for options issued to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“ABP No. 25”).  Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted.  Any grants to non-employees under these plans are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18.

          Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123 and using the assumptions described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, the Company’s net income and net income per share would have been impacted as indicated in the following table:

		For the Three Months Ended

		March 30, 2003	March 31, 2002

Net income:
As reported		$4,247	$4,337
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(322)	(325)

Pro forma		$3,925	$4,012

Net income per share:
As reported:
Basic		$0.30	$0.32
Diluted		$0.30	$0.31
Pro forma:
Basic		$0.28	$0.30
Diluted		$0.28	$0.29

New Accounting Pronouncements

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously provided guidance on this topic.  FAS 146 will be applied prospectively to exit or disposal activities initiated after December 30, 2002.  FAS 146 has had no effect on the Company’s results of operations or financial position during the first quarter of 2003 as no exit or disposal activities were initiated.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003.  Management believes the adoption of FAS 149 will not have a significant effect on the Company’s results of operations or its financial condition.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.  Such entities are known as variable-interest entities.  The Company will apply the provisions of FIN 46 prospectively to any variable-interest entities created after January 31, 2003.  Since Navigant has no current interests in variable-interest entities, the adoption of FIN 46 did not have a significant effect on the Company’s results of operations or its financial position.

          In September 2002, the EITF issued EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination (“EITF 02-17”).  EITF 02-17 provides additional guidance and analysis on when it is appropriate to separately classify a customer relationship as an intangible asset.  Management believes the adoption of EITF 02-17 will not have a significant effect on the Company’s results of operations or its financial condition.

          In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003.  Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

NOTE 3—COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s distribution of services, the continued use of travel management companies by corporate clients, the Company’s payment or non-payment of dividends, implementation by the Company of management contracts and service fees with corporate clients, planned cost reduction measures and fluctuations in the Company’s quarterly results of operations.

          Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include changes or reductions in the commission structure in the travel service industry, changes in laws or regulations concerning the travel service industry, trends in the travel service industry (including competition, consolidation and increased use of the Internet and computer online services), the ability of the Company to successfully integrate the operations of existing or acquired travel management companies, limitations on the availability of funds or other capital resources to finance future acquisitions, the Company’s ability to negotiate favorable travel management contracts with its current and future clients, any loss or modification of material contracts the Company has with travel suppliers or current clients, liabilities arising under indemnification and contribution agreements entered into by the Company in connection with its spin-off from U.S. Office Products Company (“U.S. Office Products”) in June 1998, an impairment of goodwill due to downturn in the cash flows relating to past acquisitions, and a variety of factors such as a recession or slower economic growth, including changes or reductions in revenue as a consequence of, or related to, the failure, liquidation, bankruptcy or other reorganization of major travel suppliers, including airlines, rental car companies or hotel companies, and weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Introduction

          The Company provides travel management services to corporate, government, military, leisure and meetings and incentive clients.  The Company has operations throughout the United States, Canada, the United Kingdom, Germany, France, Belgium, Brazil and thirteen other countries.

          The Company has been adversely affected by the continued weak economic conditions in the United States, the war with Iraq and general concerns regarding Severe Acute Respiratory Syndrome (“SARS”).  During the three months ended March 30, 2003, the Company’s transactions levels were down 6% from 2002 levels as a result of these world conditions.

          In the second quarter, the general concerns regarding SARS became even more evident in the travel sector and, based on recent transaction levels, management of the Company believes this fear is now impacting transactions at a rate even greater than the war with Iraq. As a result, based on current transactions levels, which are depressed both by the war with Iraq and SARS, the Company expects second quarter transactions to be approximately 10-15% below prior year.

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

Expenses

The Company’s direct operating expenses primarily are labor expense (which comprised approximately 65.8% and 63.5% of total direct operating expenses in the three months ended March 30, 2003 and March 31, 2002, respectively), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

          The Company’s general and administrative expenses primarily are labor expense (which comprised approximately 54.9% and 56.5% of total general and administrative expenses in the three months ended March 30, 2003 and March 31, 2002, respectively), occupancy costs and other costs.

          Labor expense as a percentage of total direct operating expense increased from the prior year as a result of the restoration in the second and third quarters of 2002 of salary cuts that were put in place after the September 11, 2001 attacks.  Labor expense as a percentage of general and administrative expenses decreased from prior year as a result of an increase in productivity due to the implementation of more efficient procedures by the Company, synergies from common systems and the continued integration of general and administrative expenses of previously purchased companies.

Results of Operations

          The following table sets forth various items as a percentage of revenues for the three months ended March 30, 2003:

	For the Three Months Ended

	March 30, 2003	March 31, 2002

Revenues	100.0%	100.0%
Operating expenses	53.9	56.3
General and administrative expenses	31.8	29.4
Depreciation and amortization expense	3.0	2.4

Operating income	11.3	11.9
Interest expense, net	3.7	4.5
Other, net	(0.0)	(0.0)

Income before provision for income taxes	7.6	7.4
Provision for income taxes	2.8	2.8

Net income	4.8%	4.6%

Revenues

          Consolidated revenues decreased 5.0%, from $93.6 million for the three months ended March 31, 2002 to $88.9 million for the three months ended March 30, 2003.  This decrease was due to a 6% decrease in overall transaction levels as a result of the overall downturn in the economy, the war with Iraq and the threat of SARS.

Operating Expenses

          Operating expenses decreased 9.0%, from $52.6 million, or 56.3% of revenues, for the three months ended March 31, 2002 to $47.9 million, or 53.9% of revenues, for the three months ended March 30, 2003.  This decrease was due to several cost cutting measures instituted by the Company in an effort to manage expenses to meet lower transaction levels, an increase in productivity due to the implementation of more efficient procedures by the Company and synergies from common systems.

General and Administrative Expenses

          General and administrative expenses increased 2.8%, from $27.5 million, or 29.4% of revenues, for the three months ended March 31, 2002 to $28.3 million, or 31.8% of revenues, for the three months ended March 30, 2003.  This increase was primarily due to the restoration in the second and third quarters of 2002 of the 10% salary cuts that were put in place after the September 11, 2001 attacks.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased 17.0%, from $2.3 million, or 2.4% of revenues, for the three months ended March 31, 2002 to $2.7 million, or 3.0% of revenues, for the three months ended March 30, 2003.  This increase was due to additional depreciation expense as a result of larger additions to property and equipment in the last quarter of 2002 and the first quarter of 2003 than those additions in the same periods in prior year.

Interest Expense, Net

          Interest expense, net, decreased from $4.2 million for the three months ended March 31, 2002 to $3.3 million for the three months ended March 30, 2003.  The decrease was attributable to a decrease in the weighted average debt balance from $209.9 million for the three months ended March 31, 2002 to $177.3 million for the three months ended March 30, 2003, resulting in approximately $604 less in interest expense.  The decrease in the weighted average debt balance was due to normal repayments from operations as well as a $17 million repayment from a cash payment the Company received in September 2002 when entering into a contract with one of its vendors.  Additionally, the decrease in interest rates in the first quarter resulted in $490 less in interest expense as the Company’s average interest rate decreased from 8.5% for the three months ended March 31, 2002 to 7.4% for the three months ended March 30, 2003.  These decreased interest rates resulted from two interest rate cuts aggregating 0.75% by the Federal Reserve Board and also a decrease to the Company’s rates as its financial condition improved throughout 2002 as defined in the Company’s amended debt agreements.  The offsetting increase is attributable to $200 in interest expense related to amendment fees.

Provision for Income Taxes

          Provision for income taxes decreased from $2.6 million for the three months ended March 31, 2002 to $2.5 million for the three months ended March 30, 2003, reflecting an effective income tax rate of 37.5% for both periods.  This decrease is due to a slight decrease in income before taxes.  The effective income tax rate for the three months ended March 30, 2003 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

          At March 30, 2003, the Company had cash of $263, working capital of $31.7 million, borrowings of $83.7 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $3.5 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $51.3 million. The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at March 30, 2003 was approximately $355.7 million.

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

          On March 20, 2003, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions.  The amendment adjusted certain ratios including the consolidated leverage ratio.  For the fiscal quarter ended March 30, 2003, the consolidated leverage ratio may not exceed 3.00:1.00.  The maximum consolidated leverage ratio allowed is decreased until December 31, 2003, where it returns to its original level of 2.50:1.00.  This amendment is valid through December 31, 2003.  As of March 30, 2003, the Company was in compliance with the financial covenants of this agreement.

          On March 20, 2003, the Company signed an amendment to the Senior Secured Notes Purchase Agreements dated November 15, 2000 modifying certain of its terms and conditions.  The amendment adjusted certain ratios including the consolidated leverage ratio.  For the fiscal quarter ended March 30, 2003, the consolidated leverage ratio may not exceed 3.25:1.00.  The maximum consolidated leverage ratio allowed is decreased until June 28, 2003, where it returns to its original level of 2.75:1.00.  This amendment is valid through December 31, 2003.  As of March 30, 2003, the Company was in compliance with the financial covenants of this agreement.

          The Company intends to continue to evaluate acquisition opportunities, although management does not intend to complete as many acquisitions in 2003 as the Company completed in prior years.  In addition, amendments to the Credit Facility and the Notes restrict the size and form of acquisitions the Company may complete during the term of the amendments.  Nevertheless, the Company may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flows from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

Fluctuations in Quarterly Results of Operations

          The business travel industry is seasonal and the Company’s results have fluctuated because of these seasonal variations.  Revenues and net income for the Company are generally higher in the second and third calendar quarters.  The Company expects this seasonality to continue in the future.  The Company’s quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with certain travel suppliers, changes in the mix of services offered by the Company, extreme weather conditions, world political and health issues or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Company’s common stock, which in turn could limit the ability of the Company to make acquisitions.

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

New Accounting Pronouncements

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously provided guidance on this topic.  FAS 146 will be applied prospectively to exit or disposal activities initiated after December 30, 2002.  FAS 146 has had no effect on the Company’s results of operations or financial position during the first quarter of 2003 as no exit or disposal activities were initiated.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003.  Management believes the adoption of FAS 149 will not have a significant effect on the Company’s results of operations or its financial condition.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.  Such entities are known as variable-interest entities.  The Company will apply the provisions of FIN 46 prospectively to any variable-interest entities created after January 31, 2003.  Since Navigant has no current interests in variable-interest entities, the adoption of FIN 46 did not have a significant effect on the Company’s results of operations or its financial position.

          In September 2002, the EITF issued EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination (“EITF 02-17”).  EITF 02-17 provides additional guidance and analysis on when it is appropriate to separately classify a customer relationship as an intangible asset.  Management believes the adoption of EITF 02-17 will not have a significant effect on the Company’s results of operations or its financial condition.

          In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003.  Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Market risks relating to the Company’s operations result primarily from changes in interest rates.  The Company’s interest rate exposure relates primarily to long-term debt obligations.  A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Footnote 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.  Based upon the Company’s borrowings under the Credit Facility at March 30, 2003, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $419 annualized increase or decrease in interest expense.  The Company also enters into certain hedging activities that mitigate or offset the risk of changes in interest rates.  See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

          See the disclosure included in Note 3 of the Notes to Consolidated Financial Statements.

          Navigant is involved in various legal actions arising in the ordinary course of its business.  Navigant believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated February 4, 2003, concerning an Investor Conference Call held on February 4, 2003.

The Company filed a report on Form 8-K dated March 24, 2003, disclosing amendments to the Company’s Credit Facility and Notes Purchase Agreements signed on March 20, 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Date: May 12, 2003.

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