Form 10-Q
period 2003-06-30
NAVIGANT INTERNATIONAL INC
filed 2003-08-13
CIK 1055455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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
Yes  ☒ No   ☐

          As of August 6, 2003, the Registrant had outstanding 15,474,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 29, 2003	December 29, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,033	$1,693
Accounts receivable, less allowance for doubtful accounts of $1,029 and $1,148, respectively	72,451	65,339
Prepaid expenses and other current assets	6,729	5,512
Deferred income taxes	2,072	2,105
Income tax receivable	1,704	4,395

Total current assets	83,989	79,044

Property and equipment, net	19,142	21,873
Goodwill	325,711	310,111
Intangible assets, net of accumulated amortization of $40 and $0, respectively	1,760
Deferred income taxes	6,774	8,984
Other assets	6,542	5,725

Total assets	$443,918	$425,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$730	$1,652
Short-term portion of capital lease obligations	910	1,536
Accounts payable	14,015	11,512
Accrued compensation	8,133	8,708
Deferred income	7,291	7,291
Other accrued liabilities	23,635	18,711

Total current liabilities	54,714	49,410

Long-term debt	167,728	167,175
Capital lease obligations	105	363
Deferred income	23,618	24,445
Other long-term liabilities	2,644	3,605

Total liabilities	248,809	244,998

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,309,000 and 15,113,000 issued, respectively	15	15
Additional paid-in capital	149,208	147,633
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	55,918	47,865
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	2,132	(2,104)
Effect of interest rate swaps	(1,236)	(1,742)

Total accumulated other comprehensive income (loss)	896	(3,846)

Total stockholders’ equity	195,109	180,739

Total liabilities and stockholders’ equity	$443,918	$425,737

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$85,598	$97,316	$174,503	$190,866
Operating expenses	45,602	50,101	93,486	102,704
General and administrative expenses	27,453	28,845	55,738	56,365
Depreciation and amortization expense	2,645	2,512	5,321	4,800

Operating income	9,898	15,858	19,958	26,997
Other (income) expenses:
Interest expense	3,883	4,401	7,174	8,603
Interest income	(15)	(9)	(17)	(26)
Other, net	(36)	(4)	(59)	10

Income before provision for income taxes	6,066	11,470	12,860	18,410
Provision for income taxes	2,260	4,304	4,807	6,907

Net income	3,806	7,166	8,053	11,503
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,489	2,271	4,236	2,494
Unrealized gain (loss) on derivatives designated as hedges	288	(175)	506	(46)

Comprehensive income	$6,583	$9,262	$12,795	$13,951

Weighted average number of common shares outstanding:
Basic	14,069	13,731	14,051	13,641
Diluted	14,331	14,436	14,299	14,310
Net income per share:
Basic	$0.27	$0.52	$0.57	$0.84
Diluted	$0.27	$0.50	$0.56	$0.80

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, unless otherwise noted)
(Unaudited)

	For the Six Months Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$8,053	$11,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,321	4,800
Deferred tax provision	119	433
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(6,654)	(10,348)
Prepaid expenses and other assets	(1,935)	(258)
Accounts payable	2,430	3,859
Other accrued liabilities	(2,340)	(1,028)
Deferred income	(827)	(1,505)
Other long-term liabilities	(314)	(513)

Net cash provided by operating activities	3,853	6,943

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(2,285)	(2,100)
Cash paid in acquisitions and earn-out consideration, net of cash received	(3,542)	(593)

Net cash used in investing activities	(5,827)	(2,693)

Cash flows from financing activities:
Payments of long-term debt and lease obligations	(1,939)	(4,763)
Proceeds from (payments of) credit facility, net	387	(6,163)
Proceeds from exercise of stock options	1,575	2,441

Net cash provided by (used in) financing activities	23	(8,485)

Effect of exchange rate changes on cash and cash equivalents	1,291	145

Net decrease in cash and cash equivalents	(660)	(4,090)
Cash and cash equivalents at beginning of period	1,693	4,236

Cash and cash equivalents at end of period	$1,033	$146

Supplemental disclosures of cash flow information:
Interest paid	$7,693	$8,636
Income taxes paid	$2,717	$3,159

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, unless otherwise noted)
(Unaudited)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  A more detailed description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 2003, and the results of its operations and its cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Reclassifications

          Certain reclassifications have been made to prior years’ balances to conform to current year presentation.

Goodwill

          For the purpose of goodwill impairment testing, as required under Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), the Company has two reporting units: general travel management and meetings and incentives.  The total carrying value of goodwill held by the Company as of June 29, 2003 that is no longer amortized is $325,711, which consists of $318,295 related to the general travel management unit and $7,416 related to the meetings and incentives unit.  The overall carrying value of goodwill increased by $15,600 from December 29, 2002 as a result of foreign currency adjustments, the acquisition of three agencies, earn-out payments to agencies, including a $5,100 final earn-out payment to SatoTravel, and purchase price adjustments resulting from the completion of financial audits of the previously acquired entities.

          Upon adoption of FAS 142, the Company tested goodwill for impairment effective December 30, 2001 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year.  Testing upon adoption and in the third quarter of 2002 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using Earnings Before Income Tax,

Depreciation and Amortization (“EBITDA”) amounts and a predetermined multiplier for each reporting unit.  Based on this testing, management of the Company believes the goodwill held in both reporting units is fully recoverable and that no impairment charge is necessary for the second quarter of 2003.

Derivatives

          The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure.  The Company has entered into a forward interest rate swap to convert floating-rate loans to fixed-rate loans.  Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve.  The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives.  The notional amount of these types of interest rate swaps aggregated $75.0 million.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items.  Any ineffective portion of a hedge is reported in earnings as it occurs.  All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.  For the six months ended June 29, 2003, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges.  As of June 29, 2003, the aggregate fair value of the cash flow hedges is an unrealized loss of $2,000 and is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes.  The change in value for the three and six months ended June 29, 2003 is a gain of $288 and $506, net of taxes of $172 and $303, respectively.

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

          Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended		For the Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income:
As reported	$3,806	$7,166	$8,053	$11,503
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(177)	(168)	(512)	(506)

	$3,629	$6,998	$7,541	$10,997

Net income per share:
As reported:
Basic	$0.27	$0.52	$0.57	$0.84
Diluted	$0.27	$0.50	$0.56	$0.80
Pro forma:
Basic	$0.26	$0.51	$0.54	$0.81
Diluted	$0.25	$0.48	$0.53	$0.77

New Accounting Pronouncements

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously provided guidance on this topic.  FAS 146 will be applied prospectively to exit or disposal activities initiated after December 30, 2002.  FAS 146 had no effect on the Company’s results of operations or financial position during the first or second quarters of 2003 as no exit or disposal activities were initiated.

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

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  This statement requires that certain types of mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares be classified as liabilities, rather than equities.  Most of the guidance in FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Navigant has evaluated the effects of FAS 150 and concluded that the provisions of this statement do not apply to the Company.

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

          In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003.  Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

NOTE 3—COMMITMENTS AND CONTINGENCIES

Litigation

          The Company and its subsidiaries are involved in various legal actions in the ordinary course of their business.  The Company believes that none of these actions will have a material adverse effect on its business, financial condition, results of operations or cash flows.

          In June 1998, U.S. Office Products, the Company’s former corporate parent, completed a strategic restructuring.  This restructuring included the distribution of U.S. Office Products’ ownership of four of its wholly-owned subsidiaries, including the Company, to all existing U.S. Office Products shareholders (the “Strategic Restructuring”).

          Prior to, and after, the Strategic Restructuring, numerous actions were filed against U.S. Office Products asserting various claims arising from U.S. Office Products’ conduct before and during the Strategic Restructuring, as well as its acquisition of various companies, including Mail Boxes Etcetera.  These actions include claims that U. S. Office Products violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 in connection with the Strategic Restructuring, and violated Sections 11, 12 and/or 15 of the Securities Act of 1933 in connection with the acquisitions of Mail Boxes Etcetera.  The Company is not a party to any of these actions.

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

          Under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, the Company agreed to pay additional, contingent consideration provided that SatoTravel achieved certain specified goals.  In an arbitration hearing in May 2003, it was determined that SatoTravel had achieved the specified goals and therefore the Company agreed to pay additional, contingent consideration of approximately $4,900, plus interest of approximately $200.  The payment was made in July 2003, with $3,100 paid in cash and the balance paid through the issuance of 128,506 shares of Navigant common stock, which had an average price on the Nasdaq National Market of $14.20 on July 30, 2003, the date the Company filed the related S-3 with the Securities and Exchange Commission.

Indemnities, Commitments and Guarantees

          During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include indemnities for liabilities associated with claims against its former corporate parent, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, commitments associated with certain vendor contracts and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.  The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite.  The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.  The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

NOTE 4—SUBSEQUENT EVENTS

          On July 28, 2003, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions.  Among other things, the amendment permanently reduces the aggregate revolving committed amount to $125 million and adjusts certain ratios including the consolidated leverage ratio.  For the fiscal quarter ended June 29, 2003, the consolidated leverage ratio may not exceed 3.25:1.00.  The maximum consolidated leverage ratio allowed will be decreased until June 30, 2004, when it returns to its original level of 2.50:1.00.  As of June 29, 2003, the Company was in compliance with the financial covenants of this agreement, as amended.

          On July 28, 2003, the Company signed an amendment to the Note Purchase Agreements modifying certain of their terms and conditions.  Among other things, the amendment requires the Company to replace the Credit Facility by March 20, 2004 and adjust certain ratios including the consolidated leverage ratio.  For the quarter ended June 29, 2003, the consolidated leverage ratio may not exceed 3.25:1.00.  The maximum consolidated leverage ratio allowed will be decreased until June 26, 2004, when it will be set at 2.75:1.00.  As of June 29, 2003, the Company was in compliance with the financial covenants of this agreement, as amended.

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

          The Company has been adversely affected by the continued weak economic conditions in the United States, the war with Iraq and general concerns regarding Severe Acute Respiratory Syndrome (“SARS”).  During the three and six months ended June 29, 2003, the Company’s transactions levels were down 10% and 8%, respectively, from 2002 levels as a result of these world conditions.

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

          In response to the reduction and elimination of U.S. airline commissions and consistent with growing industry practice, the Company has entered into management contracts and service fee arrangements with nearly all of its clients.  Although the terms of the Company’s management contracts vary depending on the type of services provided and by client, the Company typically deducts a pre-negotiated management fee, its direct operating expenses and its indirect overhead costs from commissions collected for travel arrangements made on behalf of the client on a monthly basis.  If the commissions do not exceed the amounts deducted, the client pays the difference to the Company.  If the commissions exceed the amounts deducted, the Company typically pays the excess to the client.  With the elimination of commissions by most U.S. airlines, the Company does not expect any excess domestic airline commissions available to pay to clients.  In addition, the Company typically charges a service fee for each ticket and other transactions to clients who do not have a management contract with the Company.  The Company charges between $35 and $55 for each air travel ticket issued to such clients and retains any commissions collected from the airlines and other vendors.

          The Company believes that its management contracts and service fee arrangements have minimized the financial impact of past commission caps and cuts and will continue to do so as base airline commissions are eliminated.  The Company believes that nearly all of its total transactions are currently generated from clients under management contracts and service fee arrangements.

          The Company has entered into agreements with major airlines for the payment of incentive override commissions.  Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of the Company’s ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets.  Additionally, the Company has negotiated favorable contracts with selected computer reservation systems vendors, hotel commission clearinghouses and rental car companies.  Some of these contracts provide for payments to the Company of up-front fees, annual payments or cost savings to the Company.

          The Company enters into agreements with certain customers for meetings and incentive business.  Revenues and expenses for this business are recognized using percentage completion methodology based on the terms of the contracts.

Expenses

          The Company’s direct operating expenses primarily are labor expense (which comprised approximately 70.7% and 68.2% of total direct operating expenses in the three and six months ended June 29, 2003, respectively, and 67.0% and 65.2% of total direct operating expenses in the three and six months ended June 30, 2002, respectively), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

          The Company’s general and administrative expenses primarily are labor expense (which comprised approximately 53.3% and 54.1% of total general and administrative expenses in the three and six months ended June 29, 2003, respectively and 58.0% and 57.2% of total general and administrative expenses in the three and six months ended June 30, 2002, respectively), occupancy costs and other costs.

          Labor expense as a percentage of total direct operating expense increased in the first two quarters of 2003 from the same period in the prior year as a result of the restoration in the second and third quarters of 2002 of salary cuts that were put in place after the September 11, 2001 attacks.  Labor expense as a percentage of general and administrative expenses decreased from prior year as a result of an increase in productivity due to the implementation of more efficient procedures by the Company, synergies from common systems and the continued integration of general and administrative expenses of previously purchased companies.

Results of Operations

          The following table sets forth various items as a percentage of revenues for the three and six months ended June 29, 2003 and June 30, 2002:

	For the Three Months Ended		For the Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	53.2	51.5	53.6	53.8
General and administrative expenses	32.1	29.6	31.9	29.6
Depreciation and amortization expense	3.1	2.6	3.1	2.5

Operating income	11.6	16.3	11.4	14.1
Interest expense, net	4.5	4.5	4.0	4.5
Other, net	(0.0)	(0.0)	(0.0)	(0.0)

Income before provision for income taxes	7.1	11.8	7.4	9.6
Provision for income taxes	2.6	4.4	2.8	3.6

Net income	4.5%	7.4%	4.6%	6.0%

Revenues

          Consolidated revenues decreased 12.0%, from $97.3 million for the three months ended June 30, 2002 to $85.6 million for the three months ended June 29, 2003.  This decrease was due to a 10% decrease in overall transaction levels as a result of the overall downturn in the economy, the war with Iraq and the threat of SARS.  In addition, several customers have also postponed group events and meetings.

          Consolidated revenues decreased 8.6%, from $190.9 million for the six months ended June 30, 2002 to $174.5 million for the six months ended June 29, 2003.  This decrease was due to an 8% decrease in overall transaction levels as a result of the overall downturn in the economy, the war with Iraq and the threat of SARS.  In addition, several customers have also postponed group events and meetings.

Operating Expenses

          Operating expenses decreased 9.0%, from $50.1 million, or 51.5% of revenues, for the three months ended June 30, 2002 to $45.6 million, or 53.2% of revenues, for the three months ended June 29, 2003. This decrease was due to continuing cost cutting measures instituted by the Company in an effort to manage expenses to meet lower transaction levels and an increase in productivity due to the implementation of more efficient procedures by the Company.  Lower revenues for the three months ended June 29, 2003 caused operating expenses as a percentage of revenues to increase.

         Operating expenses decreased 9.0%, from $102.7 million, or 53.8% of revenues, for the six months ended June 30, 2002 to $93.5 million, or 53.6% of revenues, for the six months ended June 29, 2003.  This decrease was due to continuing cost cutting measures instituted by the Company in an effort to manage expenses to meet lower transaction levels and an increase in productivity due to the implementation of more efficient procedures by the Company.

General and Administrative Expenses

          General and administrative expenses decreased 4.8%, from $28.8 million, or 29.6% of revenues, for the three months ended June 30, 2002 to $27.5 million, or 32.1% of revenues, for the three months ended June 29, 2003.

This decrease is due to several cost cutting measures instituted by the Company in an effort to manage expenses to meet lower transaction levels as well as synergies from common systems.  The decrease is offset by the increase in salaries as a result of the restoration in the second and third quarters of 2002 of the 10% salary cuts that were put in place after the September 11, 2001 attacks.  Lower revenues for the three months ended June 29, 2003 caused general and administrative expenses as a percentage of revenues to increase.

          General and administrative expenses decreased 1.1%, from $56.4 million, or 29.6% of revenues, for the six months ended June 30, 2002 to $55.7 million, or 31.9% of revenues, for the six months ended June 29, 2003.  This decrease is due to several cost cutting measures instituted by the Company in an effort to manage expenses to meet lower transaction levels as well as synergies from common systems.   This decrease is offset by the increase in salaries as a result of the restoration in the second and third quarters of 2002 of the 10% salary cuts that were put in place after the September 11, 2001 attacks.  Lower revenues for the six months ended June 29, 2003 caused general and administrative expenses as a percentage of revenues to increase.

Depreciation and Amortization Expense

          Depreciation and amortization expense increased 5.3%, from $2.5 million, or 2.6% of revenues, for the three months ended June 30, 2002 to $2.6 million, or 3.1% of revenues, for the three months ended June 29, 2003.  This increase was due to additional depreciation expense as a result of normal additions to property and equipment, the inclusion of additional fixed assets related to the companies purchased in 2003 and the amortization of the online booking engine purchased and classified as an intangible asset in the second quarter 2003.

          Depreciation and amortization expense increased 10.9%, from $4.8 million, or 2.5% of revenues, for the six months ended June 30, 2002 to $5.3 million, or 3.1% of revenues, for the six months ended June 29, 2003.  This increase was due to additional depreciation expense as a result of normal additions to property and equipment, the inclusion of additional fixed assets related to the companies purchased in 2003 and the amortization of the online booking engine purchased and classified as an intangible asset in the second quarter 2003.

Interest Expense, Net

          Interest expense, net of interest income, decreased from $4.4 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 29, 2003.  The decrease was attributable to a decrease in the weighted average debt balance from $206.0 million for the three months ended June 30, 2002 to $176.6 million for the three months ended June 29, 2003, resulting in approximately $647 thousand less in interest expense.  The decrease in the weighted average debt balance was due to normal repayments from operations as well as a $17 million repayment from a cash payment the Company received in September 2002 when entering into a contract with one of its vendors.  Additionally, a slight increase in interest rates due to amendment fees incurred as a result of revisions to the Company’s Credit Facility and Notes resulted in $87 thousand more in interest expense as the Company’s average interest rate increased from 8.6% for the three months ended June 30, 2002 to 8.8% for the three months ended June 29, 2003.

          Interest expense, net of interest income, decreased from $8.6 million for the six months ended June 30, 2002 to $7.2 million for the six months ended June 29, 2003.  The decrease was attributable to a decrease in the weighted average debt balance from $207.9 million for the six months ended June 30, 2002 to $176.9 million for the six months ended June 29, 2003, resulting in approximately $1.3 million less in interest expense.  The decrease in the weighted average debt balance was due to normal repayments from operations as well as a $17 million repayment from a cash payment the Company received in September 2002 when entering into a contract with one of its vendors.  Additionally, the year to date decrease in interest rates resulted in $382 thousand less in interest expense as the Company’s average interest rate decreased from 8.5% for the six months ended June 30, 2002 to 8.1% for the six months ended June 29, 2003.  These decreased interest rates resulted from interest rate cuts by the Federal Reserve Board and also a decrease to the Company’s rates as its financial condition improved throughout 2002 as defined in the Company’s amended debt agreements.  The offsetting increase is attributable to $200 thousand in interest expense related to amendment fees.

Provision for Income Taxes

          Provision for income taxes decreased from $4.3 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 29, 2003, reflecting effective income tax rates of 37.5% and 37.3%, respectively.  Provision for income taxes decreased from $6.9 million for the six months ended June 30, 2002 to $4.8 million for the six months ended June 29, 2003, reflecting an effective income tax rate of 37.5% and 37.4%, respectively.  These decreases in the provision for income taxes are due to decreases in income before taxes.  The effective income tax rate for the three and six months ended June 29, 2003 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

          At June 29, 2003, the Company had cash of $1.0 million, working capital of $29.3 million, borrowings of $87.2 million under the Amended and Restated Credit Agreement from NationsBank, N.A. as Administrative Agent (the “Credit Facility”), $80.0 million in Senior Secured Notes (the “Notes”), $2.3 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $37.8 million (after giving effect to the amendment to the Credit Facility effective July 28, 2003 as described below, which decreased the total available capacity to $125 million). The Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity at June 29, 2003 was approximately $364.6 million.

                Under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, the Company agreed to pay additional, contingent consideration provided that SatoTravel achieved certain specified goals.  In an arbitration hearing in May 2003, it was determined that SatoTravel had achieved the specified goals and therefore the Company agreed to pay additional, contingent consideration of approximately $4.9 million, plus interest of approximately $200 thousand.  The payment was made in July 2003, with $3.1 million paid in cash and the balance paid through the issuance of 128,506 shares of Navigant common stock, which had an average price on the Nasdaq National Market of $14.20 on July 30, 2003, the date the Company filed the related S-3 with the Securities and Exchange Commission.

          The Company has financed its operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility and the Notes.  In a recent amendment to the Credit Facility described below, the Company permanently reduced the aggregate revolving committed amount to $125 million.  The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least August of 2004 based on current budgets.

          On July 28, 2003, the Company signed an amendment to the Credit Facility modifying certain of its terms and conditions.  Among other things, the amendment permanently reduces the aggregate revolving committed amount to $125 million and adjusts certain ratios including the consolidated leverage ratio.  For the fiscal quarter ended June 29, 2003, the consolidated leverage ratio may not exceed 3.25:1.00.  The maximum consolidated leverage ratio allowed will be decreased until June 30, 2004, when it returns to its original level of 2.50:1.00.  As of June 29, 2003, the Company was in compliance with the financial covenants of this agreement, as amended.

          On July 28, 2003, the Company signed an amendment to the Note Purchase Agreements modifying certain of their terms and conditions.  Among other things, the amendment requires the Company to replace the Credit Facility by March 20, 2004 and adjust certain ratios including the consolidated leverage ratio.  For the quarter ended June 29, 2003, the consolidated leverage ratio may not exceed 3.25:1.00.  The maximum consolidated leverage ratio allowed will be decreased until June 26, 2004, when it will be set at 2.75:1.00.  As of June 29, 2003, the Company was in compliance with the financial covenants of this agreement, as amended.

          The Company intends to continue to evaluate acquisition opportunities.  Amendments to the Credit Facility and the Notes restrict the size and form of acquisitions the Company may complete during the term of the amendments.  Nevertheless, the Company may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flows from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that the Company will be able to secure such financing if and when it is needed or on terms the Company deems acceptable. If the Company is unable to secure acceptable financing, its acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

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

New Accounting Pronouncements

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously provided guidance on this topic.  FAS 146 will be applied prospectively to exit or disposal activities initiated after December 30, 2002.  FAS 146 had no effect on the Company’s results of operations or financial position during the first or second quarters of 2003 as no exit or disposal activities were initiated.

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

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  This statement requires that certain types of mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares be classified as liabilities, rather than equities.  Most of the guidance in FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Navigant has evaluated the effects of FAS 150 and concluded that the provisions of this statement do not apply to the Company.

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

          In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting.  EITF 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003.  Management believes the adoption of EITF 00-21 will not have a significant effect on the Company’s results of operations or its financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Market risks relating to the Company’s operations result primarily from changes in interest rates.  The Company’s interest rate exposure relates primarily to long-term debt obligations.  A significant portion of the Company’s interest expense is based upon variable interest rates of its bank’s prime rate or the Eurodollar rate, as discussed in Footnote 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.  Based upon the Company’s borrowings under the Credit Facility at June 29, 2003, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $436 thousand annualized increase or decrease in interest expense.  The Company also enters into certain hedging activities that mitigate or offset the risk of changes in interest rates.  See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company’s disclosure controls and procedures as of the end of the second quarter and have concluded that the disclosure controls and procedures are effective.

Changes in Internal Control

          There were not any changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter ended June 29, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          At the Company’s Annual Meeting of Stockholders, held on May 14, 2003, the Company’s stockholders elected the following directors for a three-year term:

	For	Withheld

Ned A. Minor	13,638,773	104,842
D. Craig Young	11,022,309	2,721,306

          The remaining directors whose terms continue after the meeting date are Edward S. Adams, Lawrence A. Hough, Vassilios Sirpolaidis, and David W. Wiederecht.

          The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal 2003 by a vote of 10,521,098 for, 3,220,965 against, and 1,552 withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated April 29, 2003 in relation to a press release issued that day.

The Company filed a report on Form 8-K dated June 27, 2003 in relation to a press release issued that day.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: August 13, 2003.

NAVIGANT INTERNATIONAL, INC.
a Delaware corporation

By:	/s/ ROBERT C. GRIFFITH

Name:	Robert C. Griffith
Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)