Form 10-Q
period 2003-09-28
NAVIGANT INTERNATIONAL INC
filed 2003-11-12
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

As of November 7, 2003, the Registrant had outstanding 15,693,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 28, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15	$1,693
Accounts receivable, less allowance for doubtful accounts of $1,029 and $1,148, respectively	75,007	65,339
Prepaid expenses and other current assets	7,721	5,512
Deferred income taxes	2,054	2,105
Income tax receivable	4,199	4,395

Total current assets	88,996	79,044

Property and equipment, net	18,330	21,873
Goodwill	325,618	310,111
Intangible assets, net of accumulated amortization of $161 and $0, respectively	1,639
Deferred income taxes	2,249	8,984
Other assets	6,543	5,725

Total assets	$443,375	$425,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$143	$1,652
Short-term portion of capital lease obligations	421	1,536
Accounts payable	13,890	11,512
Accrued compensation	10,072	8,708
Deferred income	7,291	7,291
Other accrued liabilities	23,127	18,711

Total current liabilities	54,944	49,410

Long-term debt	163,846	167,175
Capital lease obligations	64	363
Deferred income	18,772	24,445
Other long-term liabilities	1,899	3,605

Total liabilities	239,525	244,998

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,537,000 and 15,113,000 issued, respectively	16	15
Additional paid-in capital	152,110	147,633
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	61,460	47,865
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	2,039	(2,104)
Effect of interest rate swaps	(847)	(1,742)

Total accumulated other comprehensive income (loss)	1,192	(3,846)

Total stockholders’ equity	203,850	180,739

Total liabilities and stockholders’ equity	$443,375	$425,737

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues	$90,740	$92,352	$265,243	$283,218

Operating expenses	47,589	49,693	141,075	152,397
General and administrative expenses	27,855	26,688	83,593	83,053
Depreciation and amortization expense	2,607	2,488	7,928	7,288

Operating income	12,689	13,483	32,647	40,480

Other (income) expenses:
Interest expense	3,831	4,376	11,005	12,979
Interest income	(12)	(5)	(29)	(31)
Other, net	51	35	(8)	45

Income before provision for income taxes	8,819	9,077	21,679	27,487
Provision for income taxes	3,277	3,360	8,084	10,267

Net income	5,542	5,717	13,595	17,220

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(93)	(1,292)	4,143	1,202
Unrealized gain (loss) on derivatives designated as hedges	389	91	895	45

Comprehensive income	$5,838	$4,516	$18,633	$18,467

Weighted average number of common shares outstanding:
Basic	14,255	13,843	14,119	13,708
Diluted	14,681	14,113	14,419	14,222

Net income per share:
Basic	$0.39	$0.41	$0.96	$1.26
Diluted	$0.38	$0.41	$0.94	$1.21

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

(Unaudited)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$13,595	$17,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,928	7,288
Deferred tax benefit (provision)	727	(6,150)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(8,591)	(9,263)
Prepaid expenses and other assets	(2,928)	1,388
Accounts payable	2,305	3,017
Other accrued liabilities	5,922	6,678
Deferred income	(5,673)	26,614
Other long-term liabilities	(438)	(1,207)

Net cash provided by operating activities	12,847	45,585

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(3,978)	(3,096)
Cash paid in acquisitions and earn-out consideration, net of cash received	(6,819)	(1,318)

Net cash used in investing activities	(10,797)	(4,414)

Cash flows from financing activities:
Payments of long-term debt and lease obligations	(2,966)	(6,531)
Payments of credit facility, net	(3,586)	(40,382)
Proceeds from exercise of stock options	2,322	2,427

Net cash used in financing activities	(4,230)	(44,486)

Effect of exchange rate changes on cash and cash equivalents	502	(41)

Net decrease in cash and cash equivalents	(1,678)	(3,356)
Cash and cash equivalents at beginning of period	1,693	4,236

Cash and cash equivalents at end of period	$15	$880

Supplemental disclosures of cash flow information:
Interest paid	$9,386	$10,934
Income taxes paid	$3,647	$3,949

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

The Company’s operations are primarily concentrated in one market segment—corporate travel management—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the November and December periods having the lowest transactions. The majority of the leisure travel services the Company provides are directed to the Company’s corporate customers and the related financial information is not separately stated in the Company’s internal reports.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 2003, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 28, 2003 are as follows:

	General Travel Management Unit	Meetings and Incentives Unit	Total
Balance as of December 30, 2002	$302,695	$7,416	$310,111
Goodwill acquired during year	10,211		10,211
Foreign currency adjustments	5,296		5,296
Impairment losses

Balance as of September 28, 2003	$318,202	$7,416	$325,618

Upon adoption of FAS 142, the Company tested goodwill for impairment effective December 30, 2001 and, going forward, will test goodwill for impairment on an annual basis in the third quarter of each fiscal year. Testing upon adoption and in the third quarter of 2002 and 2003 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) amounts and a predetermined multiplier for each reporting unit. Based on this testing, management of the Company believes the goodwill held in both reporting units is fully recoverable and that no impairment charge is necessary for the third quarter of 2003.

Intangible Assets

The Company has two intangible assets that were acquired in the second quarter of 2003. These intangible assets, which are valued at $1.3 million and $500 thousand, are being amortized over lives of three and ten years, respectively.

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure. The Company has entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the nine months ended September 28, 2003 and September 29, 2002, the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of September 28, 2003 and September 29, 2002, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $1,379 and $2,955, respectively, and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the three and nine months ended September 28, 2003 is a gain of $389 and $895, net of taxes of $232 and $535, respectively. The change in value for the three and nine months ended September 29, 2002 is a gain of $147 and a loss of $1,078, net of a tax expense of $87 and tax benefit of $641, respectively.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income:
As reported	$5,542	$5,717	$13,595	$17,220
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(152)	(228)	(649)	(771)

Pro forma	$5,390	$5,489	$12,946	$16,449

Net income per share:
As reported:
Basic	$0.39	$0.41	$0.96	$1.26
Diluted	$0.38	$0.41	$0.94	$1.21
Pro forma:
Basic	$0.38	$0.40	$0.92	$1.20
Diluted	$0.37	$0.39	$0.90	$1.16

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and nine months ended September 28, 2003, options for 250 thousand and 310 thousand shares, respectively, were excluded from diluted earnings per share. For the three and nine months ended September 29, 2002, options for 1.2 million and 163 thousand shares, respectively, were excluded from diluted earnings per share.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 to the first reporting period ending after December 15, 2003. As Navigant has no current interests in variable-interest entities, the Company does not believe the adoption of FIN 46 will have a significant effect on its results of operations or its financial position.

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

NOTE 4—SUBSEQUENT EVENT

On October 31, 2003, the Company signed an agreement with a number of financial institutions for a refinancing that includes a new $170.0 million senior secured credit facility. The new senior secured credit facility consists of a four year revolving credit facility for $120.0 million, which accrues interest at 325 basis points over LIBOR, and a five year term loan for $50.0 million, which accrues interest at 350 basis points over LIBOR. The refinancing also includes a $72.0 million private offering of 20-year convertible subordinated debentures to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. These debentures will be convertible into shares of Navigant’s common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Navigant may pay the debentures on conversion in stock or cash or a combination thereof, at its discretion. The debentures will mature on November 1, 2023. Interest on the debentures will be payable at the rate of 4.875% per annum on May 1 and November 1 of each year, beginning on May 1, 2004. Beginning on November 6, 2010, Navigant may redeem some or all of the debentures for cash. In addition, on November 1, 2010, November 1, 2013 and November 1, 2018 and upon a fundamental change, holders may require Navigant to repurchase their debentures in cash. The debentures will be unsecured.

On November 7, 2003, the Company used the net proceeds from the offering together with borrowings under the new credit facility to repay the entire balance outstanding under its existing credit facility, its existing $80 million aggregate principal amount of senior secured notes and associated make-whole payment premiums. As a result of this refinancing, the Company will incur a one-time, non-recurring charge of approximately $14.5 million before taxes, of which $2 million is non-cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including:

•	our ability to manage our business and implement growth strategies;

•	our adoption of new technology;

•	the continued use of travel management companies by corporate clients;

•	a recession or slower economic growth;

•	a decline in travel demand caused by terrorism, war, weather conditions or health and safety concerns;

•	reductions in revenue as a consequence of, or related to, the failure, liquidation, bankruptcy or other reorganization of major travel suppliers, including airlines, rental car companies or hotel companies;

•	fluctuations in our quarterly results of operations;

•	further changes or reductions in the commission structure in the travel service industry;

•	changes in laws or regulations concerning the travel service industry;

•	trends in the travel service industry including competition, consolidation and increased use of the Internet and computer online services;

•	our ability to successfully integrate the operations of existing or acquired travel management companies;

•	limitations on the availability of funds or other capital resources to finance future acquisitions;

•	our ability to negotiate favorable travel management contracts with our current and future clients;

•	any loss or modification of material contracts we have with travel suppliers or current clients;

•	liabilities arising under indemnification and contribution agreements entered into in connection with our spin-off from U.S. Office Products Company, or U.S. Office Products, in June 1998; and

•	an impairment of goodwill relating to past acquisitions.

All of our forward-looking statements are expressly qualified by these cautionary statements.

Introduction

We were the second largest provider of corporate travel management services in the United States in 2002 based on number of airline tickets sold. With locations throughout the United States, various U.S. territories and 19 foreign countries, we manage all aspects of our clients’ travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. We believe that by providing high quality service and by entering into management contracts, which may have terms of up to five years, we are able to retain a significant portion of our clients from year to year. Through Scheduled Airlines Traffic Offices, Inc., which we acquired in June 2001, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. We also provide specific group, leisure and special event management travel services, largely to our corporate clients.

During the nine months ended September 28, 2003, we were adversely affected by the continued weak economic conditions in the United States, the war with Iraq and general concerns regarding Severe Acute Respiratory Syndrome, or SARS. During this period, our transactions levels were down 3% from 2002 levels for the same period as a result of these world conditions.

Sources of Revenue

Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. Many airlines have capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents, and most U.S. airlines have eliminated point of sale percentage commissions altogether. Other airlines may further reduce or eliminate point of sale percentage commissions.

In response to the reduction and elimination of U.S. airline commissions and consistent with growing industry practice, we have entered into management contracts and service fee arrangements with nearly all of our clients. Although the terms of our management contracts vary depending on the type of services provided and by client, we typically deduct a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs from commissions collected for travel arrangements made on behalf of the client on a monthly basis. If the commissions do not exceed the amounts deducted, the client pays us the difference. If the commissions exceed the amounts deducted, we typically pay the excess to the client. With the elimination of commissions by most U.S. airlines, we do not expect to have any excess domestic airline commissions available to pay to our clients. In addition, we typically charge a service fee for each ticket and other transactions to our clients who do not have a management contract with us. We charge between $30 and $55 for each air travel ticket issued to these clients and retain any commissions collected from the airlines and other vendors.

We believe that our management contracts and service fee arrangements have minimized the financial impact on us of past commission caps and cuts and will continue to minimize the financial impact as base airline commissions are eliminated. We believe that nearly all of our total transactions are generated from clients under management contracts and service fee arrangements.

We have entered into agreements with major airlines for the payment of incentive override commissions. Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of our ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets. Additionally, we have negotiated favorable contracts with select computer reservation systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide for payments to us of up-front fees, annual payments or cost savings to us.

We have also entered into agreements with customers for meetings and incentive business. Revenues and expenses for this business are recognized using percentage completion methodology based on the terms of the contracts.

Expenses

Our direct operating expenses are primarily labor expense (which comprised 65.5% and 67.3% of total direct operating expenses in the three and nine months ended September 28, 2003, respectively, and 65.4% and 65.3% of total direct operating expenses in the three and nine months ended September 29, 2002, respectively), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

Our general and administrative expenses are primarily labor expense (which comprised 52.3% and 53.5% of total general and administrative expenses in the three and nine months ended September 28, 2003, respectively, and 54.2% and 56.2% of total general and administrative expenses in the three and nine months ended September 29, 2002, respectively), occupancy and other costs.

Labor expense as a percentage of total direct operating expense increased in 2003 as a result of the restoration in the second and third quarters of 2002 of salary cuts that were put in place after the September 11, 2001 attacks. Labor expense as a percentage of general and administrative expenses decreased from prior year as a result of an increase in productivity due to our implementation of more efficient procedures, synergies from common systems and the continued integration of general and administrative expenses of previously purchased companies.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended September 28, 2003 and September 29, 2002:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	52.4	53.8	53.2	53.8
General and administrative expenses	30.7	28.9	31.5	29.3
Depreciation and amortization expense	2.9	2.7	3.0	2.6

Operating income	14.0	14.6	12.3	14.3
Interest expense, net	4.2	4.8	4.1	4.6
Other, net	0.1	0.0	0.0	0.0

Income before provision for income taxes	9.7	9.8	8.2	9.7
Provision for income taxes	3.6	3.6	3.1	3.6

Net income	6.1%	6.2%	5.1%	6.1%

Revenues

Consolidated revenues decreased 1.7% from $92.4 million for the three months ended September 29, 2002 to $90.7 million for the three months ended September 28, 2003. This decrease was primarily due to a change in the mix of transactions as some customers shifted to on-line or unmanaged services as compared to full service or managed services. Transaction volume remained relatively flat during the period.

Consolidated revenues decreased 6.3%, from $283.2 million for the nine months ended September 29, 2002 to $265.2 million for the nine months ended September 28, 2003. This decrease was due primarily to a 3% decrease in overall transaction levels as a result of the overall downturn in the economy, the war with Iraq and the threat of SARS. This decrease was also due to a change in the mix of transactions as some customers shifted to on-line or unmanaged services as compared to full service or managed services.

Operating Expenses

Operating expenses decreased 4.2%, from $49.7 million, or 53.8% of revenues, for the three months ended September 29, 2002 to $47.6 million, or 52.4% of revenues, for the three months ended September 28, 2003. This decrease was primarily due to our continuing cost cutting measures in an effort to manage expenses to meet lower transaction levels and an increase in productivity due to our implementation of more efficient procedures.

Operating expenses decreased 7.4%, from $152.4 million, or 53.8% of revenues, for the nine months ended September 29, 2002 to $141.1 million, or 53.2% of revenues, for the nine months ended September 28, 2003. This decrease was primarily due to our continuing cost cutting measures in an effort to manage expenses to meet lower transaction levels and an increase in productivity due to our implementation of more efficient procedures.

General and Administrative Expenses

General and administrative expenses increased 4.4%, from $26.7 million, or 28.9% of revenues, for the three months ended September 29, 2002 to $27.9 million, or 30.7% of revenues, for the three months ended September 28, 2003. This increase is primarily due to inflation and higher costs related to employee benefits and technology.

General and administrative expenses increased 0.7%, from $83.1 million, or 29.3% of revenues, for the nine months ended September 29, 2002 to $83.6 million, or 31.5% of revenues, for the nine months ended September 28, 2003. This increase is primarily due to inflation and higher costs related to employee benefits and technology.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 4.8%, from $2.5 million, or 2.7% of revenues, for the three months ended September 29, 2002 to $2.6 million, or 2.9% of revenues, for the three months ended September 28, 2003. This increase was due to additional depreciation expense as a result of additions to property and equipment, the inclusion of additional fixed assets related to the companies purchased by us in 2003 and the amortization of the online booking engine purchased and classified as an intangible asset in the second quarter 2003.

Depreciation and amortization expense increased 8.8%, from $7.3 million, or 2.6% of revenues, for the nine months ended September 29, 2002 to $7.9 million, or 3.0% of revenues, for the nine months ended September 28, 2003. This increase was due to additional depreciation expense as a result of additions to property and equipment, the inclusion of additional fixed assets related to the companies purchased by us in 2003 and the amortization of the online booking engine purchased and classified as an intangible asset in the second quarter 2003.

Interest Expense, Net

Interest expense, net of interest income, decreased from $4.4 million for the three months ended September 29, 2002 to $3.8 million for the three months ended September 28, 2003. The decrease was attributable to a decrease in the weighted average debt balance from $199.4 million for the three months ended September 29, 2002 to $175.2 million for the three months ended September 28, 2003, resulting in approximately $529 thousand less in interest expense. The decrease in the weighted average debt balance was due to repayments from operations as well as a $17 million repayment from a cash payment we received in September 2002 pursuant to entering a contract with one of our vendors. Additionally, a slight increase in average interest rates due to an increase in the percentage of high interest rate debt held resulted in $108 thousand more in interest expense as our average interest rate increased from 8.5% for the three months ended September 29, 2002 to 8.8% for the three months ended September 28, 2003.

Interest expense, net of interest income, decreased from $12.9 million for the nine months ended September 29, 2002 to $11.0 million for the nine months ended September 28, 2003. The decrease was attributable to a decrease in the weighted average debt balance from $205.1 million for the nine months ended September 29, 2002 to $176.4 million for the nine months ended September 28, 2003, resulting in approximately $1.8 million less in interest expense. The decrease in the weighted average debt balance was due to repayments from operations as well as a $17 million repayment from a cash payment we received in September 2002 pursuant to entering a contract with one of our vendors. Additionally, the year to date decrease in interest rates resulted in $289 thousand less in interest expense as our average interest rate decreased from 8.5% for the nine months ended September 29, 2002 to 8.3% for the nine months ended September 28, 2003. These decreased average interest rates resulted from interest rate cuts by the Federal Reserve Board and also a decrease to our rates under our amended debt agreements as our financial condition improved throughout 2003. The decrease in interest rates was partially offset by $200 thousand in interest expense related to amendment fees for our debt agreements.

Provision for Income Taxes

Provision for income taxes decreased from $3.4 million for the three months ended September 29, 2002 to $3.3 million for the three months ended September 28, 2003, reflecting an effective income tax rate of 37.1% for the three months ended September 29, 2002 and 37.2% for the three months ended September 28, 2003. Provision for income taxes decreased from $10.3 million for the nine months ended September 29, 2002 to $8.1 million for the nine months ended September 28, 2003, reflecting an effective income tax rate of 37.4% for the nine months ended September 29, 2002 and 37.3% for the nine months ended September 29, 2003. These decreases in the provision for income taxes are due to decreases in income before taxes. The effective income tax rate for the three and nine months ended September 28, 2003 reflects the recording of the tax provision at the federal statutory rate of 35% plus appropriate state and local taxes.

Liquidity and Capital Resources

At September 28, 2003, we had cash of $15 thousand and working capital of $34.1 million. We also had borrowings of $83.4 million under our Amended and Restated Credit Agreement with Bank of America, N.A., formerly NationsBank, N.A., as Administrative Agent, or the Credit Facility; $80.0 million in Senior Secured Notes, or the Notes, $1.1 million of other indebtedness, including capital lease obligations; and available capacity under the Credit Facility of $41.6 million, after giving effect to the amendment to the Credit Facility effective July 28, 2003, which decreased the total available capacity to $125 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at September 28, 2003 was approximately $368.3 million.

Under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, we agreed to pay additional, contingent consideration to the stockholders of SatoTravel provided that SatoTravel achieved specified goals. In an arbitration hearing in May 2003, the arbitrator determined that SatoTravel had achieved the specified goals and therefore we agreed to pay additional, contingent consideration of approximately $4.6 million, plus interest of approximately $200 thousand. The payment was made in July 2003, with $3.1 million paid in cash and the balance paid through the issuance of 128,506 shares of our common stock valued at $12.18 per share.

We have financed our operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility and the Notes. We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least December 2004.

We intend to continue to evaluate acquisition opportunities. We are restricted under the amendments to the Credit Facility and the Notes as to the size and form of acquisitions we may complete during the term of the amendments. Nevertheless, we may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. We cannot predict the timing, size or success of any acquisition effort and the associated potential capital commitments. We expect to fund future acquisitions primarily with cash flows from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. We may not secure this financing if and when it is needed or on terms we deem acceptable. If we are unable to secure acceptable financing, we may not be able to acquire companies we believe will improve our prospects and financial results. We expect to fund capital expenditures for equipment and expansion of facilities from cash flows from operations and supplement as necessary by borrowings under the Credit Facility.

On October 31, 2003, we signed an agreement with a number of financial institutions for a refinancing that includes a new $170.0 million senior secured credit facility. The new senior secured credit facility consists of a four year revolving credit facility for $120.0 million, which accrues interest at 325 basis points over LIBOR, and a five year term loan for $50.0 million, which accrues interest at 350 basis points over LIBOR. The refinancing also includes a $72.0 million private offering of 20-year convertible subordinated debentures to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. These debentures will be convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. We may pay the debentures on conversion in stock or cash or a combination thereof, at our discretion. The debentures will mature on November 1, 2023. Interest on the debentures will be payable at the rate of 4.875% per annum on May 1 and November 1 of each year, beginning on May 1, 2004. Beginning on November 6, 2010, we may redeem some or all of the debentures for cash. In addition, on November 1, 2010, November 1, 2013 and November 1, 2018 and upon a fundamental change, holders may require us to repurchase their debentures in cash. The debentures will be unsecured.

On November 7, 2003, we used the net proceeds from the offering together with borrowings under the new credit facility to repay the entire balance outstanding under our existing credit facility, our existing $80 million aggregate principal amount of senior secured notes and associated make-whole payment premiums. As a result of this refinancing, we will incur a one-time, non-recurring charge of approximately $14.5 million before taxes, of which $2 million is non-cash.

Fluctuations in Quarterly Results of Operations

The business travel industry is seasonal and our results have fluctuated because of these seasonal variations. Our revenues and net income are generally higher in the second and third calendar quarters. We expect this seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with travel suppliers, changes in the mix of services offered by us, extreme weather conditions, world political and health issues or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of our common stock, which in turn could limit our ability to make acquisitions.

As we continue to complete acquisitions, we may become subject to additional seasonal influences. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of costs related to such acquisitions. Moreover, the operating margins of companies we acquire may differ substantially from our existing operating margins, which could contribute to the further fluctuation in our quarterly operating results. Our results may be affected by the mix of services we sell, as well as general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. These entities are known as variable-interest entities. We will apply the provisions of FIN 46 prospectively to any variable-interest entities created after January 31, 2003. As we have no current interests in variable-interest entities, we do not believe the adoption of FIN 46 will have a significant effect on our results of operations or our financial position.

Risk Factors

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, use our operating cash flow in other areas of our business or otherwise adversely affect our operations.

We have been, and will continue to be, significantly leveraged. We may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital, even though our credit facility and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have important consequences, which include the following:

•	Our ability to obtain additional financing to fund our business strategy, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business will be limited because we must dedicate a substantial portion of these funds to pay interest and principal on our debt;

•	Our new credit facility will bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	We may not be able to compete with others who are not as highly leveraged; and

•	Our significant leverage may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

Our ability to pay interest on our debt obligations will depend upon our future operating performance and our ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If in the future we cannot generate sufficient cash from operations to meet our obligations, we will need to refinance, obtain additional financing or sell assets. Our business may not generate cash flow, or we may not obtain funding sufficient to satisfy our debt service requirements.

Our new credit facility will impose restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.

The restrictions in our existing debt agreements, including our existing credit facility, and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our new credit facility will also impose many of the same restrictions. These restrictions limit our ability to:

•	Incur additional debt or prepay or modify any additional debt that may be incurred;

•	Make investments;

•	Pay dividends and make distributions;

•	Repurchase our securities;

•	Create liens;

•	Transfer or sell assets;

•	Enter into transactions with affiliates;

•	Issue or sell stock of subsidiaries;

•	Merge or consolidate; or

•	Materially change the nature of our business.

In addition, our new credit facility will limit our ability to consummate acquisitions in excess of $10 million without the consent of the participating banks. These limitations may reduce our ability to continue our acquisition program.

Our new credit facility will require us to comply with financial ratios, including a consolidated senior leverage ratio, a consolidated total leverage ratio, and a consolidated fixed charge coverage ratio. Our ability to comply with these ratios may be affected by events beyond our control. Additionally, our new credit facility will limit our capital expenditures in any fiscal year to not more than 20% of consolidated EBITDA for the prior fiscal year. We will also be required to maintain a minimum consolidated net worth. If we breach any of these covenants in our new credit facility, or if we are unable to comply with the required financial ratios, we may be in default under our new credit facility or other indebtedness. A significant portion of our indebtedness then may become immediately due and payable. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to continued borrowings under our revolving line of credit under our new credit facility on which we will rely to fund our liquidity.

We compete in a volatile industry and declines or disruptions in the travel industry, such as those caused by terrorism, war or general economic downturns, could reduce our revenues and seriously harm our business.

Our operating results generally depend upon factors affecting the corporate travel management industry. Our revenues and earnings are especially sensitive to events that affect business air travel, and the level of car rentals and hotel reservations such as economic conditions and issues that impact travel safety. We could experience a protracted decrease in demand for our travel services due to fears regarding acts of terrorism, breakouts of war, military responses to acts of terrorism, health and safety concerns and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Transportation Security Administration. In addition, travel-related accidents, bad weather, general economic conditions and increased fuel prices which make travel more expensive may reduce demand for our travel services. This decrease in demand, depending on its scope and duration—which we cannot predict at this time—together with any future issues impacting travel safety, could significantly impact our long-term results of operations or financial condition.

If commissions, overrides or incentives for reservations or other revenues from vendors or suppliers are decreased or eliminated altogether, our revenue may be reduced.

Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. Many airlines have capped the total commissions paid per ticket, reduced the commission rates per ticket payable to travel agents and most U.S. airlines have eliminated point of sale percentage commissions altogether. Other airlines may further reduce or eliminate point of sale percentage commissions.

We also derive part of our revenues from incentive override commissions paid by the major airlines, incentive payments and other revenues from distribution system vendors and commissions from hotel and car vendors. If, during any period, we fail to meet incentive levels, revenues could decrease. In addition, the airlines may reduce or terminate incentive override commissions, the distribution system vendors may reduce or terminate incentive payments or other revenues, hotel and car vendors may reduce or terminate commissions and we may not be able to extend our current arrangements or enter into new arrangements that are as favorable as our current arrangements.

Our industry is extremely competitive, becoming increasingly consolidated and subject to new methods of distribution, all of which may result in our losing clients or declining revenues or margins.

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors have greater brand-name recognition and financial resources than we do. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Many of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers that give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered by us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for us to attract customers in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

We also compete with travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and services directly to consumers. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can now use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thereby bypassing corporate travel management companies and travel agents. We believe that no single Internet-based service presently provides access to the full range of information available to us and our agents. An Internet-based travel service may, however, provide such access in the future. In addition, although we believe the service, knowledge and skills of our employees and our incorporation of new, alternative distribution channels position us to compete effectively in the changing industry, there can be no assurance that we will compete successfully or that the failure to compete successfully will not have a material adverse effect on our financial condition and results of operations.

If our travel suppliers cancel or modify their agreements with us, we may be subject to changes in our pricing agreements, commission schedules and incentive override commission arrangements and more restricted access to travel suppliers’ products and services, which could seriously harm our results of operations.

We are dependent upon travel suppliers for access to their products and services, including airplane seats and hotel rooms. Travel suppliers offer us pricing that is preferential to published fares, enabling us to offer prices lower than would be generally available to travelers and other corporate travel management companies or travel agents. Travel suppliers can generally cancel or modify their agreements with us upon relatively short notice. If a travel supplier cancels or modifies their agreement with us, we may be subject to changes in our pricing agreements, commission schedules and incentive override commission arrangements, and more restricted access to travel suppliers’ products and services, which could seriously harm our results of operations.

If technologies we depend on fail or our right to use computer reservation systems is restricted, our business, financial condition and results of operations may be materially adversely affected.

Our business is dependent upon a number of different information and telecommunications technologies. In addition, our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, computer reservation systems operated by Sabre, Galileo/Apollo and Worldspan. Our business, financial condition and results of operations may be materially adversely affected if these technologies or systems fail, or if our access to these systems is restricted.

We intend to integrate operations of our subsidiaries, which may cause a disruption to our business, may lead to technological, practical or personnel issues, and may not result in the intended cost efficiencies.

Currently, we and our subsidiaries, SatoTravel, Navigant UK, Navigant France, Navigant Deutschland, Navigant Belgium and Navigant Brazil, operate on separate computer systems and we and most of our subsidiaries operate on separate telephone systems, several of which use different technologies. We expect that we will integrate these systems, but we have not yet established a definitive timetable for integration of all of such systems or our definitive capital needs for the integration. This integration will require substantial attention from senior management and may require future substantial capital expenditures. The contemplated integration of these systems may cause disruption to our business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

Future acquisitions are a key component of our strategy and our anticipated growth. We face risks in continuing to acquire corporate travel management companies.

A substantial amount of the growth of our revenues has come from acquisitions. One of our strategies is to increase our revenues and the markets we serve through the acquisition of additional corporate travel companies. In the future, we may not make acquisitions at the pace we desire or on favorable terms, if at all. In addition, the consolidation of the travel management industry has reduced the number of companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining travel management companies. If we are unable to identify and successfully negotiate suitable acquisitions at the pace we desire or at all, we may not be able to generate sufficient internal growth to sustain our historical growth rate.

The companies we have acquired, or which we may acquire in the future, may not achieve sales and profitability that would justify our investment in them. Our acquisitions of companies outside the United States may subject us to risks inherent in conducting business internationally. These risks include fluctuations in currency exchange rates, new and different legal and regulatory requirements and difficulties in staffing and managing foreign operations.

We face risks in the integration of acquired companies which may impact our financial condition and results of operations.

Integration of operations of the companies we acquired or may acquire in the future may also involve a number of special risks, which may have adverse short-term effects on our operating results. These may be caused by:

•	Severance payments to employees of acquired companies;

•	Restructuring charges associated with the acquisitions; and

•	Other expenses associated with a change in control.

Integration of acquired companies may also result in:

•	Diversion of management’s attention;

•	Difficulties with retention;

•	Difficulties related to integrating operations;

•	The need to hire and train key employees;

•	Risks associated with unanticipated problems or legal liabilities; and

•	Impairment of goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142.

We conduct due diligence and generally require representations, warranties and indemnifications from the former owners of acquired companies. We cannot be certain, however, that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company’s financial or operating results were misrepresented, the acquisition could have a material adverse effect on our results of operations and financial condition.

Our ability to finance our future acquisitions by using cash, borrowed funds, shares of our common stock or a combination thereof is limited, and may adversely affect our future growth.

We currently intend to finance our future acquisitions by using cash, borrowed funds, shares of our common stock or a combination thereof. If our common stock does not maintain a sufficient market value, if our price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may then be required to use more of our cash resources or more borrowed funds in order to maintain our acquisition program. Our new credit facility will limit our ability to consummate acquisitions in excess of $10 million without the consent of participating banks. If we are unable to use common stock for acquisitions and we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or other financing. We may not be able to obtain additional capital, if and when needed, on terms we deem acceptable.

We rely on key employees and if such employees become unavailable, our business could be adversely affected.

Our operations depend on the continued efforts of Edward S. Adams, our Chief Executive Officer and President, Robert C. Griffith, our Chief Operating Officer, Chief Financial Officer and Treasurer, and John S. Coffman, our Chief Accounting Officer and Senior Vice President/Finance, our other executive officers and the senior management of our subsidiaries. Furthermore, our operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if we are unable to attract and retain other skilled employees, our business could be adversely affected. Edward S. Adams, Robert C. Griffith and John S. Coffman are subject to employment agreements with us.

Goodwill comprises much of our total assets and if we determine that goodwill has become impaired in the future, net income in such years may be materially adversely affected.

As of September 28, 2003, approximately $325.6 million, or 73.4%, of our total assets and 159.7% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 30, 2001, we amortized goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduced our net income. On December 31, 2001, we adopted the provisions of FAS 142, and discontinued the amortization of goodwill. We now test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have a material adverse impact upon the market price of our common stock. Based on our annual review performed in accordance with FAS 142, we believe that anticipated cash flows and fair value associated with goodwill recognized in connection with our acquisitions is fully realizable and there presently is no persuasive evidence that any material portion should be impaired.

Our customers are not committed to provide us with a specific volume of business and may terminate their contracts with us or choose not to renew contracts which could seriously harm our revenues.

Our contracts with customers do not commit our customers to provide us with a specific volume of business and many can typically be terminated by our customers with or without cause, with little or no advance notice and without penalty. Customers may terminate their agreements with us for a variety of reasons, including acquisition or consolidation, a change in outsourcing strategy, or reactions to pressures, changes, or perceived advantages in the travel industry generally. If a significant number of customers elected to terminate their agreements with us, or decided to reduce their travel expenditures, it could reduce our revenues and harm our business.

Governmental agencies, which in the aggregate are a material part of our customer base, are subject to budget processes, which could limit the demand for our travel services.

Governmental agencies are subject to budgetary processes and expenditure constraints. The funding of government programs is subject to legislative appropriation. Budgetary allocations are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. Although we have multi-year contracts with our governmental agency customers, governments generally appropriate funds on a fiscal year basis even though a contract may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. If our government agency customers do not receive legislative appropriation, such agencies may reduce their travel, which could reduce our revenue.

Governmental agencies have special contracting requirements, which create additional risks.

In contracting with governmental agencies, we are subject to governmental agency contract requirements that vary from agency to agency. Future sales to governmental agencies will depend, in part, on our ability to meet governmental agency contract requirements, which may be onerous or even impossible for us to satisfy.

Government contracts typically contain termination provisions unfavorable to us and are subject to audit and modification by the government at its sole discretion, which subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs; and

•	change terms and conditions in our contracts.

The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

As a government contractor, we are subject to periodic audits and reviews. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

Our industry is extremely seasonal causing fluctuating results of operations.

The domestic and international travel service industry is extremely seasonal. Our past results have fluctuated because of seasonal variations in the travel services industry. Our net revenues and net income are generally higher in the second and third calendar quarters and lowest in the fourth calendar quarter. We expect this seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with travel suppliers, changes in the mix of services offered by us, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel.

We are growing rapidly, which has put pressure on our executive management, personnel and corporate support systems and could adversely affect our operations, business and financial results and condition.

We were formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and we have made more than 35 acquisitions since that time. We expect to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on our executive management, personnel and corporate support systems. Any inadequacy of our systems to manage the increased size and scope of operations resulting from growth could adversely affect our operations, business and financial results and condition.

We have potential liabilities related to the distributions by U.S. Office Products and any type of payment in connection with such distributions may adversely impact our results of operations.

In connection with the spin-off of four U.S. Office Products’ businesses, including Navigant, in June 1998, we and three other companies whose shares were distributed by U.S. Office Products to its shareholders entered into a series of agreements providing the allocation of the liabilities described below. We and such other companies agreed in a tax allocation agreement to jointly and severally indemnify U.S. Office Products for tax liabilities relating to the spin-off that are attributable to an act or omission to act or an inaccuracy of representations by us or such other companies. If these tax liabilities are not attributable to such act or omission to act or inaccuracy, we and each such company agreed to indemnify U.S. Office Products for a pro rata portion of these tax liabilities based on our and each such company’s respective market capitalization after the spin-off. A tax indemnification agreement among us and the other spun-off companies requires each company responsible for such tax liabilities to indemnify the other companies for its respective liability therefore to U.S. Office Products under the tax allocation agreement.

Pursuant to the Agreement and Plan of Agreement and Plan of Distribution with U.S. Office Products we are responsible for:

•	liabilities related to our business;

•	employee benefits liabilities;

•	securities laws liabilities arising from the distribution of our shares, our initial public offering and information related to our business supplied to U.S. Office Products; and

•	U.S. Office Products’ liabilities for earn-outs from acquisitions of its subsidiaries made prior to the distribution.

We and the other companies that were spun off also agreed to bear a pro rata portion of United States securities law and general corporate liabilities of U.S. Office Products incurred prior to the distribution, including a pro rata portion of any liability of any other spun off company to U.S. Office Products that is not paid, up to a maximum of $1.75 million for each company.

If our agent reporting agreements are cancelled, we would be unable to sell airline tickets and our results of operations would be materially adversely affected.

We depend on the ability to sell airline tickets for a substantial portion of our revenue. To sell airline tickets, we must enter into, and maintain, an agent reporting agreement for each operating subsidiary with the Airlines Reporting Company, or ARC, for domestic agencies or with the Billing Settlement Plan, or BSP, for international agencies. Agent reporting agreements impose numerous financial, operational and administrative obligations on us. These agreements allow ARC or BSP to cancel an agent reporting agreement for failure to meet any of these obligations. If our agent reporting agreements are cancelled by ARC or BSP, we would be unable to sell airline tickets and our results of operations would be materially adversely affected.

The market price of our stock could be volatile.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and debentures may fluctuate substantially due to a variety of factors, including the risk factors in this quarterly report and the following:

•	quarterly fluctuations in our operating income and earnings per share results;

•	decline in demand for travel;

•	new product introductions by us or our competitors;

•	economic conditions;

•	bankruptcies of airlines or other providers of travel services;

•	disputes concerning proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by us or by existing holders, or the perception that such sales may occur; and

•	loss of key personnel.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risks relating to our operations result primarily from changes in interest rates. Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the Eurodollar rate, as discussed in Footnote 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 29, 2002. Based upon our borrowings under the Credit Facility at September 28, 2003, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $417 thousand annualized increase or decrease in interest expense. We also enter into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the third quarter and have concluded that the disclosure controls and procedures are effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports we file under the Securities Exchange Act of 1934.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our third quarter ended September 28, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

See the disclosure included in Note 3 of the Notes to Consolidated Financial Statements.

We are involved in various legal actions arising in the ordinary course of its business. We believe that none of these actions will have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1	Credit Agreement dated as of October 31, 2003 between Bank of America, N.A., as Administrative Agent, and Navigant International, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated July 28, 2003 in relation to amendments to the Credit Facility and Notes signed on that day.

The Company filed a report on Form 8-K dated July 29, 2003 in relation to a press release issued that day.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2003

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Robert C. Griffith
	Name: Title:	Robert C. Griffith Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

.