Form 10-K
period 2003-12-28
NAVIGANT INTERNATIONAL INC
filed 2004-03-12
CIK 1055455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 0-24387

NAVIGANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2080967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 INVERNESS CIRCLE EAST ENGLEWOOD, COLORADO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 706-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 27, 2003 was approximately $159,155,000, based on the closing price as reported on the NASDAQ National Market on such date of $12.67 per unit.

As of March 10, 2004, the registrant had 14,684,000 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements include, without limitation, statements in Item 1. Business, Item 2. Properties, Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including:

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

All of our forward-looking statements are expressly qualified by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

ANNUAL REPORT ON

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 28, 2003

PART I

ITEM 1.	BUSINESS.

GENERAL

We are the second largest provider of corporate travel management services in the United States based on number of airline tickets sold in 2002. With operations throughout the United States, various U.S. territories and 20 foreign countries, we manage all aspects of our clients’ travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. We believe that by providing high quality service, proprietary technology, a local presence and entering into management contracts we are able to retain a significant portion of our clients from year to year. Through Scheduled Airlines Traffic Offices, Inc., or SatoTravel®, which we acquired in June 2001, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. We also provide specific group, leisure and special event management travel services, largely to our corporate clients. On March 10, 2004, we had 116 regional and branch offices and approximately 540 on-site locations.

With our technology and experienced personnel, we create, implement and manage corporate travel policies, helping our clients reduce travel costs. We provide our clients with extensive data about individual, departmental and company travel activity and patterns to help identify potential cost savings. We also provide comprehensive accounting systems that track and reconcile travel expenses, process and classify billing information and provide management reports, all of which can be tailored to meet a client’s particular needs.

We believe that nearly all of our transactions currently are generated from clients under management contracts or service fee arrangements. Although the terms of our management contracts vary depending on the type of services provided and by client, we typically are entitled to receive a pre-negotiated management fee and to be reimbursed for our direct operating expenses and indirect overhead costs.

AVAILABLE INFORMATION

Additional information on us can be found on our website, www.Navigant.com. Here we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. We have not incorporated by reference the information on our website into this annual report and you should not consider it part of this document. We also have available a code of ethics, which we will provide free of charge upon request.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

DEVELOPMENT OF BUSINESS

In the late 1970s, Edward S. Adams, our Chairman, Chief Executive Officer and President, started a company in Denver, Colorado, focused on managing corporate travel. In 1983, Mr. Adams formed Professional Travel Corporation by merging his company with three of the largest corporate travel management companies in Colorado. By 1995, Professional Travel Corporation had become one of the 20 largest travel management companies in the United States.

In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products’ Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products’ ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographical scale and client base of the business. In June 1998, U.S. Office Products distributed 10,984,000 shares of our common stock to the stockholders of U.S. Office Products, or the Travel Distribution. Additionally, we completed an initial public offering of 2,000,000 shares of our common stock simultaneously with the Travel Distribution. The Travel Distribution was part of a restructuring plan in which U.S. Office Products spun off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, we continued to acquire regional corporate travel management companies. From 1998 through 2002, we acquired approximately 30 regional travel management companies, including SatoTravel and an incentive and meeting company. In 2003, we acquired seven additional travel management companies along with a company specializing in the delivery of travel services over the Internet.

As of March 10, 2004 we had the following significant subsidiaries:

Name	Headquarters
AQUA Software Products, Inc.	Santa Ana, California
Cornerstone Enterprises, Inc., d/b/a Navigant Performance Group	Marlboro, Massachusetts
International Travel Consultants, d/b/a Navigant International/Belgium	Brussels, Belgium
K.R. Agencia de Viagens Ltda., d/b/a Navigant International/Brazil	Rio de Janeiro, Brazil
Marine & Oilfield Travel Logistics, L.P.	Houston, Texas
Navigant International/Canada, Inc.	Toronto, Ontario
Navigant International/North Central, Inc.	Chicago, Illinois
Navigant International/Northeast, Inc.	Stamford, Connecticut
Navigant International/Northwest, Inc.	Seattle, Washington
Navigant International/Rocky Mountain, Inc.	Denver, Colorado
Navigant International/South Central, L.P.	Houston, Texas
Navigant International/Southeast, Inc.	Raleigh, North Carolina
Navigant International/Southwest, L.L.C.	Santa Ana, California
Navigant International/United Kingdom Ltd.	London, England
Scheduled Airlines Traffic Offices, Inc., d/b/a SatoTravel, a Navigant International Company	Sterling, Virginia
Transcap Voyages S.A., d/b/a Navigant International/France	Paris, France

TRAVEL SERVICES INDUSTRY

We believe the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector and the corporate travel management sector. We compete in the corporate travel management sector, which we believe is made up of approximately 170 travel management companies. According to the Travel Industry Association of America, Americans spent a total of $462 billion on domestic travel in 2002, of which we believe a significant portion was for business travel.

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

Travel generally is among the largest controllable expense for most companies. Businesses hire corporate travel management companies to reduce these expenses, and to manage the travel process. Corporate travel management companies can cut travel expenses for their clients in many ways, including creating travel policies to take advantage of savings opportunities inherent in complex airline pricing structures, collecting data for greater leverage with suppliers, negotiating favorable pricing directly with travel suppliers for the benefit of a particular client and passing on cost savings and price reductions negotiated for the benefit of all clients.

The corporate travel management industry has changed significantly since 1995. Some of the major changes are:

•	Conversion to management contracts and service fee arrangements;

•	Reduction in and elimination of commissions from airlines;

•	Increasing industry reliance on technology; and

•	Expansion of services offered to clients.

We believe that a successful response to these changes requires significant technological and financial resources, and that larger corporate travel management companies therefore may have a competitive advantage. Accordingly, we believe the corporate travel management industry is undergoing a period of consolidation and that significant growth opportunity exists. We believe that large companies providing integrated systems from purchasing to data collection, offering their services through both traditional and online means, will eventually be more successful.

The industry’s role and capacity as a distribution channel, and its relationship with both clients and suppliers, is also undergoing significant change as a result of the Internet and other technological innovations. We believe these innovations offer opportunities for corporate travel management companies to increase the efficiency of their distribution capacities and enhance services provided to travelers and management.

The industry has been undergoing numerous challenges since the September 11, 2001 terrorist attacks, including the decline in travel from the levels that existed prior to those attacks, the decline of the U.S. economy, continued geopolitical instability, and world health concerns. These challenges, in part, led to bankruptcy filings by major airlines, including United Airlines and US Air. Although US Air emerged from bankruptcy protection, many factors could cause other airlines to experience adverse economic pressure, which could lead to other carriers seeking bankruptcy protection as well.

BUSINESS STRATEGY

Our mission is to provide corporate travel management services delivered globally by our unified team of responsive professionals who are committed to exceeding the expectations of shareholders, clients and fellow associates (we refer to our employees as associates).

The principal elements of our business strategy are to:

•	Generate internal growth through:

•	Local marketing focused on increasing our middle market client base. We intend to expand our client base of middle market companies by capitalizing on the breadth of our services, size, geographic scope and financial resources while maintaining our local and regional relationships and service. We believe that our global presence will attract middle market corporate clients that have locations in more than one geographic region.

•	Increasing our military and government client base. The acquisition of SatoTravel increased our ability to compete for U.S. military and government clients. In the 50 years that SatoTravel has served the travel needs of U.S. military and government clients it has gained a strong understanding of the intricacies of military and government travel standards and protocol. SatoTravel has developed customized programs, technology and services to fit the unique needs of military and government travelers. We believe that we can use this expertise to compete effectively for additional similar business.

•	Expanding our client base to large-scale corporate clients. Through SatoTravel and Navigant Integrated Services®, we believe we have the ability to service and compete for large-scale corporate clients. Navigant Integrated Services operates state-of-the-art call centers, which provide clients with premium service, flexibility and cost-saving opportunities.

•	Continuing our cross-selling efforts. We will continue to market our incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients and market leisure travel to our clients’ employees.

•	Use the Internet to attract new clients and increase efficiency. The Internet provides a multifaceted opportunity for us, which can be exploited both in our existing corporate business and in our growing leisure travel operations. On the corporate side, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving our clients electronically, whether over the Internet or through corporate intranets, we can reduce transaction costs. In addition, both the Internet and client intranets allow us to more effectively market leisure travel service to employees of our existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives.

•	Leverage our size to decrease costs and increase revenues. As the second largest corporate travel management company in the United States based on airline tickets sold, we believe we can negotiate favorable contracts with vendors and travel suppliers, including incentive override contracts. These contracts include agreements with selected global distribution system vendors, hotel commission clearinghouses, rental car companies, hotel property management companies and airlines. Some of these agreements provide payments to us of up-front incentives, as well as annual payments or cost savings that we believe are significantly higher than amounts that would have been offered to any of our individual subsidiary companies. In addition, we believe that we can benefit from greater purchasing power in such key expense areas as telecommunications, advertising, insurance, overnight delivery, employee benefits, office supplies and printing. We believe that we continue to achieve economies of scale through the integration of our back-office operations, technology development and information and management systems at our current operations, while freeing local management to focus on growth and customer service. In addition, we continue to consolidate regional locations and eliminate unnecessary facilities.

•	Continue to acquire established, profitable and well-managed corporate travel management companies. We continue to believe that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. We will seek to acquire companies that have demonstrated growth and profitability, have desirable geographical locations, are run by successful, experienced entrepreneurs whom we will endeavor to retain, predominantly serve the corporate market and emphasize customer service. We routinely review and conduct investigations of potential acquisitions of domestic and foreign travel management companies. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by us. At any given time, we may be in discussion with one or more corporate travel management company owners. We may also make other strategic investments in and acquisitions of other travel-related businesses.

SERVICES

Travel Management Services

We provide our clients with a wide range of travel management services in addition to reservation and ticketing, including:

•	Developing corporate travel policies;

•	Managing adherence to travel policies;

•	Outsourcing travel management consulting services;

•	Designing information and management reporting systems;

•	Negotiating favorable pricing with travel suppliers; and

•	Planning and organizing incentive programs, corporate meetings and special events.

We book travel reservations for our clients with a variety of travel suppliers, including airlines, hotels and rental car companies, using three major global distribution systems—Sabre, Galileo/Apollo and Worldspan. We have long term agreements with each of these companies. After making travel reservations for our clients, we issue tickets, both paper and electronic, and provide our customers with detailed itineraries, which include confirmation numbers for airline, hotel and car rental reservations.

We can assist our clients in developing travel policies that enable the client to manage its travel expenses. These policies can mandate the use of particular vendors, set parameters on the class of service used by travelers, require advance purchase of airline tickets and define the use of “frequent flier” program benefits. These policies may also have risk management features, such as limiting the number of officers and employees who may travel on the same flight.

Our management reports provide detailed and comprehensive information about each client’s travel expenses and patterns. These reports show savings achieved through the use of preferred vendors and adherence to travel policies, and analyze destinations, airlines and hotel usage and rental car expense. The information collected assists us and the client in negotiating discounts and pricing with vendors, and allows the client to monitor and enforce its travel policies.

We operate a 24-hour toll-free telephone service to provide emergency assistance to travelers. Many other travel management companies use this service and we believe it is one of the best 24-hour services in the travel industry.

We have a meetings and incentive subsidiary doing business as Navigant Performance Group™, or NPG. NPG operates out of regional offices throughout the United States, Canada and the United Kingdom and provides innovation and expertise in the areas of incentive programs, meetings and special events. Services provided by NPG include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management.

In 2001, we formed Navigant Integrated Services, or NIS to serve our large-scale corporate accounts. Through state-of-the-art call centers, NIS delivers cutting edge technology, providing our clients with premium service, flexibility and cost-saving opportunities.

In addition to corporate travel management, we provide leisure travel services to both individuals and groups as a small portion of our overall business. We derive part of our leisure travel business through our existing corporate client base.

Use of Technology

We embrace technology as a key to future success in the corporate travel management industry. Our information technology can provide our clients’ corporate travel managers, as well as financial officers, with extensive data about individual, departmental and company travel activity and patterns. We can use this information to consult with our corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, we can provide corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

Our wholly owned subsidiary, AQUA™ Software Products, Inc., has developed a fully-automated quality assurance program, AQUAPlatinumTM, which features both a quality auditing system and a computerized cost avoidance system. We have branded our version of this product AQUA. AQUA’s Trip Auditor™ module checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler’s preferred seat assignments, hotel rate comparisons and frequent-flier upgrade opportunities. AQUA’s FareBuster™ module is a computerized cost avoidance program which checks each record for a lower airline fare and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA also advises travel managers of travelers who are not taking advantage of the lowest fare. AQUAQuest™ is a product in development for AQUA’s customers, which is planned to offer travel agents access to Orbitz web-based search engine and its inventory of low fare ticket prices from numerous airlines. Currently, we have the AQUA system installed to process approximately 97% of our transactions, and plan to continue conversions of newly acquired companies during 2004. Three of the top five travel management companies in the United States license portions of the AQUA system.

In 1999, we embarked upon a standardized program to consolidate our accounting and client reporting systems. This resulted in converting accounting systems to a single system and reporting systems to a standard system. With the exception of SatoTravel and acquisitions made in the last six months, 100% of our North America transactions are now processed on our consolidated system. We continue to evaluate the consolidation of SatoTravel’s system and expect to consolidate their transactions when it is appropriate to do so.

We believe that the Internet has the potential to allow us to provide an even higher level of service to our corporate clients while significantly reducing distribution costs, especially labor costs. We serve our corporate clients through our consolidated website, Navigant.com, and our suite of Internet products and services, BusinessFLYR™, ReportFLYR™, RescueFLYR™, AlertFLYR™ and WebFLYR™. BusinessFLYR allows our corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client’s requirements. Through ReportFLYR, the corporate client can view trip information sorted at every level of corporate organization, from individual travel to department, division or entire company. ReportFLYR allows corporate travel managers and other executives the ability to view their company’s travel activities and real-time data 24 hours a day using a password protected system. We have introduced additional Internet products, including RescueFLYR, a product designed to help travelers salvage value from an unused, non-refundable ticket; AlertFLYR, a tool to organize and monitor valuable travel data in a single, customizable view; and WebFLYR, a product to provide customers with access to the Orbitz inventory of low fare ticket prices from numerous airlines. In addition, we have developed an integrated online travel management solution, Passportal™, and plan to launch the initial version of this product in the second quarter of 2004. We have also been developing a web-based application, NetProfile™, to provide customer creation and management of traveler profiles that are centrally managed, standardized, and easily accessible.

We are also expanding our efforts to cross-sell leisure travel to employees of our corporate clients and members of affinity group clients through our BenefitVacations® Corporate Affiliate program and to provide reservation and ticketing, as well as our quality control and cost reduction services, to other leisure consumers. This program will allow our customers and their employees access to discount pricing, exclusive inventory and added incentives for leisure travel.

Distribution of Services

We provide corporate travel management services to our clients through several channels, including on-site offices, regional travel management offices, call centers and on-site satellite ticket printers, or STPs.

As of March 10, 2004, we had approximately 540 on-site offices on client premises, where we provide customized trip planning and reservation and ticketing services to the employees of corporate and governmental clients. On-site operations are typically used by clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, we are able to work one-on-one with the client’s travel manager to meet the client’s travel needs, including the need for customized travel information and negotiations with travel suppliers frequently used by the customer.

As of March 10, 2004, we had approximately 116 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

As of March 10, 2004, we operated five call centers, which serve our large-scale corporate clients and several military and governmental customers. Call centers are typically used by corporate, military and government clients with more than $40.0 million in travel expenditures per year. The call centers provide clients with premium service, flexibility and cost-saving opportunities.

As of March 10, 2004, we also operated approximately 290 STPs at client locations across the country. We use these printers to distribute tickets instantly to clients whose field locations have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. We believe that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

We have entered into arrangements with third parties pursuant to which we fulfill travel reservations placed on the Internet. In addition, through our Navigant.com website, we allow clients to, among other things, check flight times, make reservations, access and sort password-protected corporate travel data, find restaurants and automatic teller machines and access the latest currency conversions.

We offer reservation services to our clients through the Internet, e-mail and facsimile. These distribution methods offer clients the option of performing reservation services directly, while we provide a supporting role. Our role includes performing quality control on the reservation, assessing travel policy compliance, assisting the traveler with the use of the reservation system and issuing and delivering tickets reserved by the client. Additionally, we report to management on matters such as pre- and post-travel activity, cost-saving opportunities and the development and assessment of the client’s travel policy and negotiated rate opportunities.

MARKETING AND SALES

Our marketing continually targets both new and existing customers. Our sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through “requests for proposals.” We have adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. We have approximately 120 associates in our sales and marketing departments.

COMPETITION

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors may have greater brand-name recognition and financial resources than we do. The largest corporate travel management company is significantly larger than us or our other competitors, and we compete with several companies which are similar in size to us. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Some of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers that give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered by us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for us to attract clients in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

We also compete with online travel providers as well as travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and some limited services directly to the consumer. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thus bypassing corporate travel management companies and travel agents. We believe that no single Internet-based service presently provides access to the full range of information or services that we can provide. An Internet-based travel service may, however, provide such access in the future.

We believe that we compete for clients based upon service, price and specialized knowledge. We believe that we are well-positioned to compete on these bases due to our combination of size and regional focus. We use our size to achieve operating efficiencies by implementing customized and industry-standard technologies and by consolidating administrative functions. Our size also provides opportunities to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Our regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which help improve customer service, solidify customer relationships and expand our customer base.

MANAGEMENT INFORMATION SYSTEMS

We use networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all of our offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. We employ technicians to administer, install and maintain our computer hardware and software, as well as computer programmers to create software solutions for us and our customers. We began implementing a single, company wide information technology platform to service our accounting and reporting requirements in 1999, and with the exception of SatoTravel and acquisitions made in the last six months, 100% of our North American transactions are currently being transacted on the same platform. We continue to evaluate the consolidation of SatoTravel’s system and expect to consolidate their transactions when it is appropriate to do so.

EMPLOYEES

As of March 10, 2004, we had approximately 4,200 full-time associates, none of whom is subject to collective bargaining agreements. We believe that we enjoy good relations with our associates.

ITEM 2.	PROPERTIES.

As of March 10, 2004, we operated 116 travel agency facilities, all of which are leased. We operated 100 travel agency facilities in the United States and 16 internationally. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business at capacity for the foreseeable future.

Our headquarters facility is also leased. See Item 8, Note 10 in Notes to Consolidated Financial Statements for details.

Our principal executive offices are located at 84 Inverness Circle East, Englewood, Colorado 80112, and our telephone number is (303) 706-0800.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm our business (see Item 8, Note 14, “Commitments and Contingencies”, for additional discussion of our legal contingencies).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Navigant’s common stock, or Common Stock, is quoted on the NASDAQ National Market under the symbol “FLYR.” The following table sets forth, for the period indicated, the high and low closing sales prices per share of Common Stock, as reported on the NASDAQ National Market:

	High	Low
Fiscal Year Ended December 28, 2003:
First Quarter	$13.03	$9.62
Second Quarter	13.68	10.41
Third Quarter	14.75	12.18
Fourth Quarter	15.65	12.75
Fiscal Year Ended December 29, 2002:
First Quarter	$14.50	$11.45
Second Quarter	17.35	13.43
Third Quarter	15.05	8.87
Fourth Quarter	13.25	10.45

Holders

As of March 10, 2004, the number of holders of record of the Common Stock was 2,771.

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our Common Stock will be made by the Board of Directors from time to time in the exercise of its business judgment, taking into account, among other things, our results of operations and financial condition, any then existing or proposed commitments by us for the use of available funds and our obligations with respect to the holders of any then outstanding indebtedness or preferred stock. Furthermore, we are prohibited from paying dividends by financial covenants in our credit agreement.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,820,585	$10.43	1,128,315
Equity compensation plans not approved by stockholders

Total	2,820,585	$10.43	1,128,315

Sales of Unregistered Securities

During the fourth quarter of fiscal year 2003, we issued the following unregistered securities:

Persons or Classes of Persons to Whom Sold	Date of Sale	Title of Securities Sold	Number or Principal Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Exemption from Registration Claimed	Term of Exercise of Conversion
Equity holders of acquired companies	September 30, 2003 – December 15, 2003	Common Stock	171,000 shares	None	Ownership Rights	Non-public offering under Section 4(2)	N/A

Qualified institutional buyers	November 1, 2003	4.875% Convertible Subordinated Debentures	$72,000,000	Banc of America Securities LLC, McDonald Investments Inc., LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc., Scotia Capital (USA) Inc., C.E. Unterberg, Towbin and Wells Fargo Securities, LLC	$72,000,000	Non-public offering under Section 4(2)	Convertible under certain conditions, at a rate of 60.4084 principal amount of debentures

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	Fiscal Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenues	$352,283	$371,283	$350,331	$315,029	$229,161
Operating expenses	189,900	202,216	205,953	176,359	128,971
General and administrative expenses	112,681	111,525	103,801	88,635	61,320
Depreciation and amortization expense	10,307	10,049	18,028	12,433	9,752
Restructuring charges (2)			3,550	1,900

Operating income	39,395	47,493	18,999	35,702	29,118
Interest expense (3)	28,372	17,141	16,248	13,070	5,929
Interest income	(50)	(39)	(299)	(673)	(199)
Other, net	35	35	237	27	15

Income before provision for income taxes	11,038	30,356	2,813	23,278	23,373
Provision for income taxes	4,189	11,464	2,238	9,918	10,217

Income before minority interest	6,849	18,892	575	13,360	13,156
Minority interest			135	(869)	120

Net income (4)	$6,849	$18,892	$440	$14,229	$13,036

Net income per share:
Basic	$0.48	$1.37	$0.03	$1.16	$1.02
Diluted	$0.47	$1.34	$0.03	$1.15	$1.01
Weighted average number of common shares outstanding:
Basic	14,198	13,743	12,829	12,262	12,841
Diluted	14,553	14,106	13,219	12,385	12,868

	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands)
Balance Sheet Data (1):
Working capital	$40,304	$29,634	$22,575	$22,956	$20,067
Total assets	452,887	425,737	424,467	331,311	287,311
Total debt	180,690	170,726	210,158	140,859	107,219
Stockholders’ equity	201,102	180,739	156,371	132,487	124,963

	Fiscal Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands)
Other Data (1):
EBITDA (5)	$49,702	$57,542	$37,027	$48,135	$38,870
Cash flow—operating activities	5,976	39,291	18,261	20,907	10,179
Cash flow—investing activities	(14,085)	(3,214)	(42,086)	(40,196)	(47,175)
Cash flow—financing activities	8,028	(38,864)	25,261	21,307	38,770
Increase (decrease) in cash	187	(2,543)	1,136	1,097	1,688
Capital expenditures	6,748	4,720	7,296	10,539	5,234
Dividends paid	0	0	0	0	0

(1)	The financial information above related to businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2)	For a discussion of restructuring charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

(3)	Interest expense in 2003 reflects one-time, cash and non-cash charges of approximately $13.7 million pretax for our November 2003 debt refinancing.

(4)	As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142, we discontinued the amortization of goodwill effective December 30, 2001 and began testing goodwill for impairment on an annual basis. Had the provisions of FAS 142 applied prior to December 30, 2001, the resulting net income would have been $6,813, $19,494 and $17,512 for the fiscal years ended December 30, 2001, December 31, 2000 and December 26, 1999.

(5)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with generally accepted accounting principals and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Annual Report because it is a basis upon which we assess our liquidity. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The reconciliation of EBITDA to those amounts reported in accordance with generally accepted accounting principals is as follows:

	Fiscal Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999
	(In thousands)
Net income	$6,849	$18,892	$440	$14,229	$13,036
Plus: Minority interest			135	(869)	120
Plus: Provision for income taxes	4,189	11,464	2,238	9,918	10,217
Plus: Interest expense, net	28,357	17,137	16,186	12,424	5,745
Plus: Depreciation and amortization expense	10,307	10,049	18,028	12,433	9,752

EBITDA	$49,702	$57,542	$37,027	$48,135	$38,870

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, Unless Otherwise Noted)

Introduction

We provide travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. We have operations throughout the United States, Canada, the United Kingdom, Germany, France, Belgium, The Netherlands, Spain, Italy, Greece, Ireland, Scotland, Norway, Iceland, Turkey, Kuwait, Qatar, Japan, Singapore, Guam, Puerto Rico, Cuba and Brazil.

Our consolidated financial statements include the five companies acquired in business combinations in 2001 accounted for under the purchase method, or the 2001 Purchased Companies, the one company acquired in a business combination in 2002 accounted for under the purchase method, or the 2002 Purchased Company, and the eight companies acquired in business combinations in 2003 accounted for under the purchase method, or the 2003 Purchased Companies, from their respective dates of acquisition.

During the years ended December 28, 2003 and December 29, 2002, we were adversely affected by the continued weak economic conditions in the United States, the war with Iraq and general concerns regarding Severe Acute Respiratory Syndrome, or SARS. During these periods, our 2003 transaction levels decreased when compared to 2002 as a result of these world conditions.

Sources of Revenue

Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. However, most U.S. airlines have eliminated point of sale percentage commissions altogether and many international airlines have capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents.

In response to the reduction and elimination of U.S. airline commissions and consistent with growing industry practice, we have entered into management contracts and service fee arrangements with nearly all of our clients. Although the terms of our management contracts vary depending on the type of services provided and by client, we typically deduct a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs from commissions collected for travel arrangements made on behalf of the client on a monthly basis. If the commissions do not exceed the amounts deducted, the client pays us the difference. If the commissions exceed the amounts deducted, we typically pay the excess to the client. With the elimination of commissions by most U.S. airlines, we do not expect to have any excess domestic airline commissions available to pay to our clients. In addition, we typically charge a service fee for each ticket and other transactions to our clients who do not have a management contract with us. We charge between $25.00 and $50.00 for each air travel ticket issued to these clients and retain any commissions collected from the airlines and other vendors.

We believe that our management contracts and service fee arrangements have minimized the financial impact on us of past commission caps and cuts and will continue to minimize the financial impact as base airline commissions are eliminated. We believe that nearly all of our total transactions are generated from clients under management contracts and service fee arrangements.

We have entered into agreements with major airlines for the payment of incentive override commissions. Under these agreements, the airlines generally pay commissions on domestic and international air travel if the volume of our ticket sales surpasses specified thresholds, which typically are based on the airlines’ share of the relevant markets. Additionally, we have negotiated favorable contracts with select global distribution systems vendors, hotel commission clearinghouses and rental car companies. Some of these contracts provide for payments to us of up-front fees, annual payments or cost savings to us.

We have also entered into agreements with customers for meetings and incentive business. Revenues and expenses for this business are recognized using percentage of completion methodology based on the terms of the contracts.

Expenses

Our direct operating expenses include principally labor expense (which comprised 67%, 65% and 71% of total direct operating expenses in 2003, 2002 and 2001), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations.

Our general and administrative expenses include principally labor expense (which comprised 54%, 57% and 55% of total general and administrative expenses in 2003, 2002 and 2001), occupancy and other costs.

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

2001 Restructuring Charges

See details on restructuring charges recorded in 2001 in Note 4 in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Valuation of goodwill; and

•	Income taxes.

Revenue recognition. Revenues generally consist of service and management fees from customers and commissions and other incentive payments from travel service providers. We record revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue in the period benefited, which is generally on a monthly basis. Cruise revenues are recorded when our service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. We record incentive override commissions on an accrual basis in the month they are earned based upon our estimated ticket sales in excess of required thresholds. Payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract. Meetings and incentive revenues are recognized using percentage of completion methodology based on the terms of the contracts.

Valuation of goodwill. In 2002 FAS 142 became effective and, as a result, we ceased to amortize goodwill. In lieu of amortization, we evaluate the recoverability of the carrying value of our goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. Recoverability of goodwill is evaluated by comparing our capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using EBITDA amounts and a predetermined multiplier for each reporting unit. If the operation is determined to be unable to recover the carrying amount of its goodwill, then it is written down to fair value. Based on management’s review, we believe the goodwill currently is fully recoverable, and that no impairment charges are necessary for the year ended December 28, 2003. Goodwill amounted to $331.9 million as of December 28, 2003.

Income taxes. We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We account for any income tax contingencies in accordance with the SFAS No. 5, “Accounting for Contingencies.” Future benefits or charges to our reported income tax provision can result from the resolution of open tax matters. Some factors which may result in a change in our estimates for contingent tax matters include (i) the expiration of statutes of limitations, (ii) changes in tax regulations, or (iii) tax rulings, settlements and other factors affecting estimates of tax contingencies. The interaction of all these factors, together with any opportunities for us to minimize the impact of these factors through the carryback or carryforward of any associated tax liabilities or benefits in the multiple tax jurisdictions we do business, is very complex and requires considerable judgment. Furthermore, these uncertainties may require an extended period of time to resolve and may not be determinable until the statutes of limitations have expired in the respective tax jurisdictions. While we believe that we have appropriately provided for income taxes for all years, any of these factors may result in significant adjustments to our tax provision. Any adjustments to our reserves for tax contingencies may result in benefits or charges that would impact our reported financial results in future periods.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Results of Operations

The following table sets forth various items as a percentage of revenues for 2003, 2002 and 2001:

	For the Fiscal Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Revenues	100.0%	100.0%	100.0%
Operating expenses	53.9	54.5	58.8
General and administrative expenses	32.0	30.0	29.6
Depreciation and amortization expense	2.9	2.7	5.2
Restructuring costs			1.0

Operating income	11.2	12.8	5.4
Interest expense, net	8.1	4.6	4.6
Other, net

Income before provision for income taxes	3.1	8.2	0.8
Provision for income taxes	1.2	3.1	0.6

Income before minority interest	1.9%	5.1%	0.2%

Consolidated Results of Operations

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Consolidated revenues decreased 5.1%, from $371.3 million for 2002 to $352.3 million for 2003. This decrease was primarily due to a decrease in transactions in 2003 as a result of the decline in the economy, the impact of SARS and the war with Iraq. The decrease was also due to a change in the mix of transactions as some customers shifted to our online or unmanaged services as compared to our full service or managed services. This decrease was offset by the inclusion of the revenues from the 2003 Purchased Companies and the 2002 Purchased Company from their respective dates of acquisition, which added approximately $5.7 million in consolidated revenues.

Operating expenses decreased 6.1%, from $202.2 million, or 54.5% of revenues, for 2002 to $189.9 million, or 53.9% of revenues, for 2003. This decrease was primarily due to our continuing cost cutting measures in an effort to manage costs to lower transaction levels and an increase in productivity due to our implementation of more efficient procedures. This decrease was also due to a change in the mix of transactions as some customers shifted to our online or unmanaged services, which require less agent intervention. Offsetting this decrease was an increase related to the inclusion of the operating expenses from the 2003 Purchased Companies and the 2002 Purchased Company from their respective dates of acquisition.

General and administrative expenses increased 1.0%, from $111.5 million, or 30.0% of revenues, for 2002 to $112.7 million, or 32.0% of revenues, for 2003. This increase is primarily due to the inclusion of the general and administrative expenses from the 2003 Purchased Companies from their respective dates of acquisition, as well as higher costs related to employee benefits and technology. Offsetting this increase were several other cost cutting measures instituted to manage costs to lower transaction levels, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies. We expect salaries will increase in the second quarter of 2004 and health care costs will also increase throughout 2004.

Depreciation and amortization expense increased 2.6%, from $10.0 million, or 2.7% of revenues, for 2002 to $10.3 million, or 2.9% of revenues, for 2003. This increase was due to an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2003 Purchased Companies and the amortization of the intangible assets purchased in the second and third quarter of 2003 (see details on intangible assets in Note 6 in the Notes to Consolidated Financial Statements).

Interest expense, net, increased from $17.1 million or 4.6% of revenues, for 2002 to $28.3 million, or 8.1% of revenues, for 2003. The increase in the dollar amount of interest expense was primarily attributable to the refinancing that we underwent during the fourth quarter of fiscal 2003, where we completed the issuance of $72 million aggregate principal amount of 4.875% convertible subordinated debentures due in 2023 and a new revolving credit facility and repurchased substantially all our 9.84% senior secured notes at a premium and cancelled the old outstanding credit facility. Accordingly, we recorded an incremental interest expense of $13.7 million related to the early extinguishment of these senior secured notes and the old credit facility. The prepayment penalty and other related charges of $11.7 million were increased by the write-off of $2.0 million in debt issuance costs. This increase in interest expense was offset by a decrease in the average debt balance for 2003 to $178.0 million as compared to $195.3 million for 2002, resulting in approximately $1.4 million less in interest expense. This decrease was also as a result of a decrease in interest rates in 2003 resulting in $1.1 million less interest expense as our average interest rate decreased from 8.8% in 2002 to 8.2% in 2003. We expect our interest expense will decrease by approximately $3.0 million in 2004 as a result of the refinancing in 2003.

Provision for income taxes decreased from $11.5 million for 2002 to $4.2 million for 2003, reflecting effective income tax rates of 37.8% and 38.0%. The decrease in the amount of the provision is a result of the decreased net income in 2003, mainly as a result of the make-whole payment pursuant to our refinancing.

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended December 30, 2001

Consolidated revenues increased 6.0%, from $350.3 million for 2001 to $371.3 million for 2002. This increase was primarily due to the inclusion of the revenues from the 2001 Purchased Companies from their respective dates of acquisition, which added approximately $56.6 million in consolidated revenues. This increase was offset by a decrease in revenues in 2002 associated with the overall downturn in the economy and the impact of the September 11 attacks, which reduced transactions in 2002.

Operating expenses decreased 1.8%, from $206.0 million, or 58.8% of revenues, for 2001 to $202.2 million, or 54.5% of revenues, for 2002. The decrease in operating expenses was a result of several cost cutting measures instituted by us following the September 11 attacks, an increase in productivity due to the implementation of more efficient procedures and synergies from common systems, as well as spreading certain operating expenses over a larger revenue base.

General and administrative expenses increased 7.4%, from $103.8 million, or 29.6% of revenues, for 2001 to $111.5 million, or 30.0% of revenues, for 2002. The increase in general and administrative expenses was due primarily to the inclusion of general and administrative expenses of the 2001 Purchased Companies. This increase was offset by the salary cuts that were instituted by us in October 2001 as a result of the September 11 attacks. We restored 50% of the original 10% salary reductions in April 2002 and the remaining 50% was restored in July 2002. Also offsetting this increase were several other cost cutting measures instituted by us following the September 11 attacks as well as our efforts to integrate the general and administrative expenses of the 2001 Purchased Companies.

Depreciation and amortization expense decreased 44.3%, from $18.0 million, or 5.2% of revenues, for 2001 to $10.0 million, or 2.7% of revenues, for 2002. This decrease was due to our adoption of FAS 142 on December 31, 2001, the provisions of which ceased the amortization of goodwill. Offsetting this decrease was an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2001 Purchased Companies.

Interest expense, net, increased from $15.9 million or 4.6% of revenues, for 2001 to $17.1 million, or 4.6% of revenues, for 2002. The increase in the dollar amount of interest expense was primarily attributable to the acquisition financing of the 2001 Purchased Companies with borrowings under our Credit Facility. The average debt balance for 2002 increased to $195.3 million compared to $183.4 million for 2001, resulting in approximately $1.0 million in additional interest expense. This increase was offset by the decrease in interest rates in 2002 resulting in $240 less interest expense as our average interest rate decreased from 8.9% in 2001 to 8.8% in 2002.

Provision for income taxes increased from $2.2 million for 2001 to $11.5 million for 2002, reflecting effective income tax rates of 79.6% and 37.8%. The increase in the amount of the provision is a result of the additional income earned by us in 2002. The high effective income tax rate for 2001 compared to the federal statutory rate of 35% was primarily due to amortization of goodwill from acquisition activity that was not deductible for tax purposes. This significant decrease in the effective income tax rate in 2002 was due to us no longer recording non-deductible goodwill amortization as of December 31, 2001, when we adopted the provisions of FAS 142.

Liquidity and Capital Resources

At December 28, 2003, we had cash and cash equivalents of $1.9 million, working capital of $40.3 million, borrowings of $107.8 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the Credit Facility, $72 million of convertible subordinated debentures, $890 of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $62.2 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at December 28, 2003 was approximately $381.8 million.

We have financed our operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility.

We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least fiscal 2004 based on current budgets. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long term obligations, as our Credit Facility does not mature until October 31, 2007 and as we do not foresee any unusual expenditures other than potential acquisition costs and the amortization of the term loan in the amount of $10 million per year for the next five years (see discussion of the term loan below).

During 2003, net cash provided by operating activities was $6.0 million. Net cash used in investing activities was $14.1 million, including $6.7 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $7.3 million for the acquisition of the 2003 Purchased Companies and earn-out consideration for the 2003 Purchased Companies and 2002 Purchased Company. Net cash provided by financing activities was $8.0 million, including proceeds from our credit facilities of $21.1 million, proceeds from the issuance of convertible subordinated debentures of $72.0 million and proceeds from the exercise of stock options of $2.5 million, offset by $80.0 million for prepayment of senior secured notes, $3.1 million for payments of long-term debt and $4.4 million for payments of debt issuance costs.

During 2002, net cash provided by operating activities was $39.3 million ($22.3 million after deducting the vendor payment received, net of taxes paid). Net cash used in investing activities was $3.2 million, including $4.7 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $1.4 million for the acquisition of the 2002 Purchased Company and earn-out consideration for the 2001 Purchased Companies, offset by $2.9 million net proceeds from the disposal of the Grand Rapids, Michigan building. Net cash used in financing activities was $38.9 million, including $34.8 million for payments of our credit facilities, $3.1 million for payments of long-term debt and $3.5 million for repurchase of minority interest in FireVine®, offset by proceeds from the exercise of stock options of $2.5 million.

During 2001, net cash provided by operating activities was $18.3 million. Net cash used in investing activities was $42.1 million, including $7.3 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture and $46.8 million for the acquisitions of the 2000 and 2001 Purchased Companies, offset by $5.4 million net proceeds from the disposal of the corporate headquarter’s building and $6.7 million for the sale of restricted cash equivalents in FireVine. Net cash provided by financing activities was $25.3 million, consisting of $49.0 million in proceeds from our credit facilities primarily to finance the 2001 Purchased Companies and proceeds from the exercise of stock options of $1.3 million, offset by $13.5 million for repayments of our credit facilities, $10.5 million for repurchase of minority interest in FireVine and $1.0 million for the repurchase of common stock.

On October 31, 2003, we executed a credit agreement for a new $170.0 million senior secured credit facility, or the Credit Facility, provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan and is guaranteed by all our existing and future direct and indirect domestic subsidiaries. We closed this Credit Facility on November 7, 2003 and believe that, absent drawing down on the available balance under the Credit Facility, the aggregate interest expense will decrease as a result of this refinancing. As of December 28, 2003, we were in compliance with the financial covenants of this Credit Facility. Please see “Risk Factors-Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.”

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of Navigant’s common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. We used the net proceeds from this offering, together with borrowings under our new Credit Facility, to repay our then existing $80.0 million aggregate principal amount of senior secured notes, which were accruing interest at 9.84% per annum, and to pay associated make-whole payment premiums of $11.7 million, and to repay the entire balance outstanding under our existing credit facility. Please see “Risk Factors-Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.” The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. We have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

We intend to continue to evaluate acquisition opportunities. Our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. These limitations may limit our ability to continue our acquisition program. Nevertheless, we may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure such financing if and when it is needed or on terms we deem acceptable. If we are unable to secure acceptable financing our acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

Contractual Obligations

The following is a summary of all of our contractual obligations as of December 28, 2003 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years		Total
Capital lease obligations	$358	$27	$		$		$385
Operating leases	21,694	28,594		12,481		10,072	72,841
Long-term debt	122	296		107,925		72,000	180,343
Other obligations

Total contractual obligations	$22,174	$28,917		$120,406		$82,072	$253,569

We expect to fund these obligations through cash flows from operations and the refinancing of our Credit Facility as it nears maturity in October 2007. We have letters of credit totaling $2,271 supported by our Credit Facility. We do not have any special purpose entities or off balance sheet activity.

Derivatives

We may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with our debt structure. We have entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that we hedge are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million as of December 28, 2003. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, we did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of December 28, 2003 and December 29, 2002, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $1,310 and $2,809, and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the year ended December 28, 2003 was a gain of $938, net of taxes of $561. The change in value for the year ended December 29, 2002 was a loss of $580, net of a tax benefit of $352. The change in value for the year ended December 30, 2001 was a loss of $1,164, net of tax benefit of $713.

Fluctuations in Quarterly Results of Operations

The business travel industry is seasonal and our results have fluctuated because of these seasonal variations. Revenues and net income for us are generally higher in the second and third calendar quarters. We expect this seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of changes in relationships with travel suppliers, changes in the mix of services offered by us, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of our common stock, which in turn could limit our ability to make acquisitions.

As we continue to complete acquisitions, we may become subject to additional seasonal influences. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by us for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from ours, which could contribute to the further fluctuation in our quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

New Accounting Pronouncements

See details on new accounting pronouncements in Note 2 in the Notes to Consolidated Financial Statements.

Risk Factors

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, use our operating cash flow in other areas of our business or otherwise adversely affect our operations.

We continue to be significantly leveraged. As of December 28, 2003, we had $180.7 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 47.3%. We may also need to incur additional debt in the future to complete acquisitions or capital projects or for working capital, even though our Credit Facility and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have important consequences, which include the following:

•	Our ability to obtain additional financing to fund our business strategy, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business will be limited because we must dedicate a substantial portion of these funds to pay interest and principal on our debt;

•	Our Credit Facility bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	We may not be able to compete with others who are not as highly leveraged; and

•	Our significant leverage may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

Our ability to pay interest on our debt obligations will depend upon our future operating performance and our ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we will need to refinance, obtain additional financing or sell assets. Our business may not generate cash flow, or we may not obtain funding sufficient to satisfy our debt service requirements.

Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.

The restrictions in our existing debt agreements, including the Credit Facility, and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These restrictions limit our ability to:

•	Incur additional debt or prepay or modify any additional debt that may be incurred;

•	Make investments;

•	Pay dividends and make distributions;

•	Repurchase our securities;

•	Create liens;

•	Transfer or sell assets;

•	Enter into transactions with affiliates;

•	Issue or sell stock of subsidiaries;

•	Merge or consolidate; or

•	Materially change the nature of our business.

In addition, our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. These limitations may reduce our ability to continue our acquisition program.

Our Credit Facility requires us to among other things: (1) comply with financial ratios including consolidated senior leverage ratio, consolidated total leverage ratio and consolidated fixed charge coverage ratio; (2) maintain a minimum consolidated net worth; and (3) limit capital expenditures in any fiscal year to less than 20% of consolidated EBITDA, as defined by the Credit Facility, for the prior fiscal year. Our ability to comply with these requirements may be affected by events beyond our control. If we breach any of these covenants in our Credit Facility, or if we are unable to comply with the required financial ratios, we may be in default under our Credit Facility or other indebtedness. A significant portion of our indebtedness then may become immediately due and payable. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to continued borrowings under our revolving line of credit under our Credit Facility on which we will rely to fund our liquidity.

We compete in a volatile industry and declines or disruptions in the travel industry, such as those caused by terrorism, war or general economic downturns, could reduce our revenues and seriously harm our business.

Our operating results generally depend upon factors affecting the corporate travel management industry. Our revenues and earnings are especially sensitive to events that affect business air travel, and the level of car rentals and hotel reservations such as economic conditions and issues that impact travel safety. We could experience a protracted decrease in demand for our travel services due to fears regarding acts of terrorism, breakouts of war, military responses to acts of terrorism, health and safety concerns and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Transportation Security Administration. In addition, travel-related accidents, bad weather and increased fuel prices which make travel more expensive may reduce demand for our travel services. This decrease in demand, depending on its scope and duration—which we cannot predict at this time—together with any future issues impacting travel safety, could significantly impact our long-term results of operations or financial condition.

If commissions, overrides or incentives for reservations or other revenues from vendors or suppliers are decreased or eliminated altogether, our revenue may be reduced.

Historically, corporate travel management companies were largely dependent for their air travel ticketing revenues on the point of sale percentage commissions paid by airlines for each ticket issued. However, most U.S. airlines have eliminated point of sale percentage commissions altogether and many international airlines have capped the total commissions paid per ticket and reduced the commission rates per ticket payable to travel agents. Further reductions in or eliminations of point of sale percentage commissions may reduce our revenue, which would seriously harm our business.

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

Our industry is extremely competitive, becoming increasingly consolidated and subject to new methods of distribution, all of which may result in loss of clients or declining revenues or margins.

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors have greater brand-name recognition and financial resources than we do. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Many of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers which give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered to us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas which may make it difficult for us to attract customers in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

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

If technologies we depend on fail or our right to use global distribution systems is restricted, our business, financial condition and results of operations may be materially adversely affected.

Our business is dependent upon a number of different information and telecommunications technologies. In addition, our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, global distribution systems operated by Sabre, Galileo/Apollo and Worldspan. Our business, financial condition and results of operations may be materially adversely affected if these technologies or systems fail, or if our access to these systems is restricted.

We intend to integrate operations of our subsidiaries which may cause a disruption to our business, may lead to technological, practical or personnel issues, and may not result in the intended cost efficiencies.

Currently, we and our subsidiaries, SatoTravel, Navigant/United Kingdom, Navigant/France, Navigant/Deutschland, Navigant/Belgium and Navigant/Brazil, operate on separate computer systems and we and most of our subsidiaries operate on separate telephone systems, several of which use different technologies. We expect that we will integrate these systems, but we have not yet established a definitive timetable for integration of all such systems or our definitive capital needs for the integration. This integration will require substantial attention from senior management and may require future substantial capital expenditures. The contemplated integration of these systems may cause disruption to our business and may not result in the intended cost efficiencies. In addition, rapid changes in technologies may require capital expenditures to improve or upgrade client service.

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

We currently intend to finance our future acquisitions by using cash, borrowed funds, shares of our common stock or a combination thereof. If our common stock does not maintain a sufficient market value, if our price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may then be required to use more of our cash resources or more borrowed funds in order to maintain our acquisition program. Our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of participating banks. If we are unable to use common stock for acquisitions and we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or other financing. We may not be able to obtain additional capital, if and when needed, on terms we deem acceptable.

We rely on key employees and if such employees become unavailable, our business could be adversely affected.

Our operations depend on the continued efforts of Edward S. Adams, our Chief Executive Officer and President, Robert C. Griffith, our Chief Operating Officer, Chief Financial Officer and Treasurer, and John S. Coffman, our Chief Accounting Officer, as well as our other executive officers and the senior management of our subsidiaries. Furthermore, our operations will likely depend on the senior management of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if we are unable to attract and retain other skilled employees, our business could be adversely affected. Edward S. Adams, Robert C. Griffith and John S. Coffman are subject to employment agreements with us.

Goodwill comprises much of our total assets and if we determine that goodwill has become impaired in the future, net income in such years may be materially adversely affected.

As of December 28, 2003, approximately $331.9 million, or 73.3% of our total assets and 165.0% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 30, 2001, we amortized goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduced our net income. On December 31, 2001, we adopted the provisions of FAS 142, and discontinued the amortization of goodwill. We now test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

We were formed through the acquisition of twelve corporate travel management companies from January 1997 through May 1998, and we have made more than 39 acquisitions since that time. We expect to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on our executive management, personnel and corporate support systems. Any inadequacy of our systems to manage the increased size and scope of operations resulting from growth could adversely affect our operations, business and financial results and condition.

If our agent reporting agreements are cancelled, we would be unable to sell airline tickets and our results of operations would be materially adversely affected.

We depend on the ability to sell airline tickets for a substantial portion of our revenue. To sell airline tickets, we must enter into, and maintain, an agent reporting agreement for each operating subsidiary with the Airlines Reporting Corporation, or ARC, for domestic agencies or with the Bank Settlement Plan, or BSP, for international agencies. Agent reporting agreements impose numerous financial, operational and administrative obligations on us. These agreements allow ARC or BSP to cancel an agent reporting agreement for failure to meet any of these obligations. If our agent reporting agreements are cancelled by ARC or BSP, we would be unable to sell airline tickets and our results of operations would be materially adversely affected.

We are currently reviewing and testing our material internal control systems, processes and procedures in compliance with the requirements of Sarbanes-Oxley Regulation 404.

Sarbanes-Oxley Regulation 404 requires us to review and test our material internal control systems, processes and procedures to ensure compliance. There can be no assurances that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the adequacy of our internal controls.

The market price of our stock could be volatile.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and debentures may fluctuate substantially due to a variety of factors, including the risk factors in this annual report and the following:

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

Our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries which are not obligated to make funds available to us.

We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise. Our subsidiaries are not obligated to make funds available to us for payment on debt or otherwise. In addition, their ability to make any payments will depend on their earnings, the terms of their indebtedness, business and tax considerations and legal restrictions. If our subsidiaries do not make payments to us, we may not be able to service our obligations, which would seriously harm our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements. Based upon our borrowings under the Credit Facility at December 28, 2003 of $107.8 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $539 annualized increase or decrease in interest expense. We also enter into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for details on these hedging activities.

We transact business in various foreign countries. A substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Canadian Dollar, the Euro and the British Pound. We continue to monitor the possible impact of currency fluctuations on our operations and evaluate various methods to minimize the effects of currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Navigant International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Navigant International, Inc. and its subsidiaries (the “Company”) at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Denver, Colorado March 12, 2004

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 28, 2003	December 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$1,880	$1,693
Accounts receivable, less allowance for doubtful accounts of $899 and $1,148	69,449	65,339
Prepaid expenses and other current assets	7,283	5,512
Deferred income taxes	1,452	2,105
Income tax receivable	11,261	4,395

Total current assets	91,325	79,044

Property and equipment, net	19,456	21,873
Goodwill	331,858	310,044
Intangible assets, net of accumulated amortization of $444 and $107	1,930	67
Deferred income taxes		8,984
Other assets	8,318	5,725

Total assets	$452,887	$425,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$122	$1,652
Short-term portion of capital lease obligations	303	1,536
Accounts payable	11,359	11,512
Accrued compensation	7,280	8,708
Deferred income	6,419	7,291
Other accrued liabilities	25,538	18,711

Total current liabilities	51,021	49,410

Long-term debt	180,221	167,175
Capital lease obligations	44	363
Deferred income taxes	633
Deferred income	18,156	24,445
Other long-term liabilities	1,710	3,605

Total liabilities	251,785	244,998

Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,732,000 and 15,113,000 issued	16	15
Additional paid-in capital	154,699	147,633
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	54,714	47,865
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	3,405	(2,104)
Effect of interest rate swaps	(804)	(1,742)

Total accumulated other comprehensive income (loss)	2,601	(3,846)

Total stockholders’ equity	201,102	180,739

Total liabilities and stockholders’ equity	$452,887	$425,737

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Revenues	$352,283	$371,283	$350,331
Operating expenses	189,900	202,216	205,953
General and administrative expenses	112,681	111,525	103,801
Depreciation and amortization expense	10,307	10,049	18,028
Restructuring charges			3,550

Operating income	39,395	47,493	18,999

Other (income) expenses:
Interest expense	28,372	17,141	16,248
Interest income	(50)	(39)	(299)
Other, net	35	35	237

Income before provision for income taxes	11,038	30,356	2,813
Provision for income taxes	4,189	11,464	2,238

Income before minority interest	6,849	18,892	575
Minority interest			135

Net income	$6,849	$18,892	$440

Weighted average number of common shares outstanding:
Basic	14,198	13,743	12,829
Diluted	14,553	14,106	13,219

Net income per share:
Basic	$0.48	$1.37	$0.03
Diluted	$0.47	$1.34	$0.03

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2000	12,009	$13	$115,085	$(9,922)	$(1,222)	$28,533		$132,487
Exercise of stock options	146		1,267					1,267
Tax impact of exercise of stock options			655					655
Issuance of common stock and stock options for the purchase of SatoTravel	1,485	1	26,908					26,909
Share repurchase program	(75)			(1,006)				(1,006)
Comprehensive income (loss):
Net income						440	$440	440
Other comprehensive loss, net of tax:
Foreign currency translation adjustment					(2,504)		(2,504)	(2,504)
Effect of interest rate swaps					(1,877)		(1,877)	(1,877)

Total comprehensive loss							$(3,941)

Balance at December 30, 2001	13,565	14	143,915	(10,928)	(5,603)	28,973		156,371
Exercise of stock options	317	1	2,490					2,491
Tax impact of exercise of stock options			1,228					1,228
Comprehensive income (loss):
Net income						18,892	$18,892	18,892
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					1,622		1,622	1,622
Effect of interest rate swaps					135		135	135

Total comprehensive income							$20,649

Balance at December 29, 2002	13,882	15	147,633	(10,928)	(3,846)	47,865		180,739
Exercise of stock options	319	1	2,462					2,463
Tax impact of exercise of stock options			596					596
Issuance of common stock for the earn-out payment due to SatoTravel	129		1,620					1,620
Issuance of common stock for acquisitions	171		2,388					2,388
Comprehensive income (loss):
Net income						6,849	$6,849	6,849
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment					5,509		5,509	5,509
Effect of interest rate swaps					938		938	938

Total comprehensive income							$13,296

Balance at December 28, 2003	14,501	$16	$154,699	$(10,928)	$2,601	$54,714		$201,102

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net income	$6,849	$18,892	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,307	10,049	18,028
Bad debt expense	332	132	369
Restructuring charges			3,188
Income tax benefit from employee exercise of stock options	596	1,228	655
Deferred tax provision (benefit)	6,974	(8,766)	3,165
Write-off of deferred loan fees related to debt extinguishment	1,979
Minority interest			428
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(3,313)	(2,538)	14,596
Prepaid expenses and other current assets	(1,824)	2,559	4,495
Income tax receivable	(7,521)	2,008	(3,829)
Accounts payable	(351)	3,366	(998)
Other accrued liabilities	(162)	(11,441)	(5,983)
Deferred income	(7,161)	27,031	(265)
Other	(729)	(3,229)	(16,028)

Net cash provided by operating activities	5,976	39,291	18,261

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(6,748)	(4,720)	(7,296)
Proceeds from disposal of building		2,874	5,350
Cash paid in acquisitions and earn-out consideration, net of cash received	(7,337)	(1,368)	(46,830)
Purchase of investments/sale of investments (restricted cash)			6,690

Net cash used in investing activities	(14,085)	(3,214)	(42,086)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(3,104)	(3,104)	(13,470)
Proceeds from (payments of) credit facilities, net	21,068	(34,750)	48,970
Issuance of convertible subordinated debentures	72,000
Prepayment of senior secured notes	(80,000)
Payments of debt issuance costs	(4,398)
Repayment of minority interest in FireVine		(3,500)	(10,500)
Proceeds from exercise of stock options	2,462	2,490	1,267
Repurchase of common stock			(1,006)

Net cash provided by (used in) financing activities	8,028	(38,864)	25,261

Effect of exchange rate changes on cash and cash equivalents	268	244	(300)

Net increase (decrease) in cash and cash equivalents	187	(2,543)	1,136
Cash and cash equivalents at beginning of period	1,693	4,236	3,100

Cash and cash equivalents at end of period	$1,880	$1,693	$4,236

Supplemental disclosures of cash flow information:
Interest paid	$28,095	$16,138	$14,036
Income taxes paid	$4,140	$16,994	$6,613

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(In Thousands)

The Company issued notes payable, common stock and options and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 28, 2003, December 29, 2002 and December 30, 2001. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Year Ended
	December 28, 2003		December 29, 2002	December 30, 2001
Accounts receivable		$437	$1,994	$25,911
Prepaid expenses and other current assets		55	53	3,419
Property and equipment		633	103	8,180
Goodwill		9,261	655	78,885
Intangible assets		2,200
Other assets		66		1,029
Short-term debt			(441)	(35)
Accounts payable		(516)	(1,014)	(4,466)
Accrued liabilities		(5,789)	(765)	(16,505)
Long-term debt				(22,130)
Other long-term liabilities		(333)		(3,779)

Net assets acquired		$6,014	$585	$70,509

The acquisitions were funded as follows:
Notes payable due to former owners	$		$255	$4,285
Issuance of common stock and options		2,388		26,908
Cash paid, net of cash received		3,626	330	39,316

Total		$6,014	$585	$70,509

Non-cash transactions:

•	During the years ended December 29, 2002 and December 30, 2001, the Company acquired $1,482 and $643 in fixed assets through capital lease transactions.

•	During the year ended December 28, 2003, the Company issued common stock valued at $1,620 for the earn-out payment due to SatoTravel.

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

Fiscal Year

The Company reports its financial results on a 52- or 53-week fiscal year ending on the last Sunday in December. Each fiscal quarter consists of a 13-week period with one 14-week period in a 53-week year. All fiscal years presented are 52-week periods.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

Cash and Cash Equivalents

The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company’s customer base and their dispersion across various industries and geographic areas.

Related Party Receivables

The Company had receivables due from employees as of December 28, 2003 and December 29, 2002 aggregating $124 and $231.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 3 to 10 years for furniture, fixtures and equipment and the life of the lease for leasehold improvements. Computer equipment leased under capital leases is amortized over the lesser of its useful life or its lease terms.

Internal use software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over three years, the estimated useful life of the asset.

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

Impairment of Long-Lived Assets

Management periodically evaluates the recoverability of the carrying value of its long-lived assets, other than goodwill, whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated finite lived intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then finite lived intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily determinable, depending upon the nature of the assets.

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

Intangible Assets

The Company has intangible assets related to technology and trade names. The majority of these intangible assets were acquired in acquisitions in 2003. The Company amortizes technology assets over a life of three to five years and trade name assets over a life of ten years.

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure. The Company has entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million as of December 28, 2003. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the year ended December 28, 2003, December 29, 2002 and December 30, 2001 the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of December 28, 2003 and December 29, 2002, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $1,310 and $2,809 and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the year ended December 28, 2003 was a gain of $938, net of taxes of $561. The change in value for the year ended December 29, 2002 was a loss of $580, net of a tax benefit of $352. The change in value for the year ended December 30, 2001 was a loss of $1,164, net of tax benefit of $713.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The carrying amount of the convertible subordinated debentures approximates fair value as of December 28, 2003.

Income Taxes

Income tax includes U.S. and international income taxes. Certain items are not reported in tax returns and financial statements in the same year. The tax effects of these temporary differences are reported as deferred income taxes. The Company periodically assesses the realizability of its deferred tax assets and records a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. The Company accounts for any income tax contingencies in accordance with the SFAS No. 5, “Accounting for Contingencies.”

Revenue Recognition

Revenues consist of commissions and fees on travel services and volume bonuses from travel service providers. The Company records revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue over the period benefited, which is generally on a monthly basis. The Company provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in revenues. The provisions that have been netted against revenues are not material in the periods reflected. The Company’s estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when the Company’s service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. The Company records incentive override commissions on an accrual basis in the month they are earned based upon the Company’s estimated ticket sales in excess of required thresholds. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract or the period of performance, whichever is longer. Meetings and incentive revenues are recognized using percentage of completion methodology based on the terms of the contracts.

Operating Expenses

Operating expenses include travel agent salaries, communications, revenue sharing expense and other costs associated with the selling and processing of travel reservations.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs, which are immaterial, are included in the consolidated statement of operations as a component of general and administrative expenses.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income (loss):
As reported	$6,849	$18,892	$440
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(780)	(904)	(1,722)

Pro forma	$6,069	$17,988	$(1,282)

Net income (loss) per share:
As reported:
Basic	$0.48	$1.37	$0.03
Diluted	$0.47	$1.34	$0.03
Pro forma:
Basic	$0.43	$1.31	$(0.10)
Diluted	$0.42	$1.28	$(0.10)

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Expected life of option	7 years	7 years	7 years
Risk free interest rate	3.13%	3.54%	4.06%
Expected volatility of stock	49.23%	62.41%	60.21%
Dividends	$0	$0	$0

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, options for approximately 300,000, 200,000 and 900,000 shares were excluded from diluted earnings per share.

New Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable interest entities. In December 2003, the FASB issued FIN 46-R, which amended the effective date of FIN 46 other than for variable interest entities that are special purpose entities created prior to February 1, 2003. Pursuant to FIN 46-R, except for special purpose entities, the consolidation and disclosure provisions of FIN 46 are effective for reporting periods ending after March 15, 2004. The disclosure and consolidation provisions of FIN 46 apply immediately to special purpose entities. The Company applied the provisions of FIN 46 to the fiscal year ended December 28, 2003. As Navigant has no current interests in variable interest entities, the adoption of FIN 46 did not have an effect on its results of operations or its financial position.

NOTE 3—BUSINESS COMBINATIONS

In 2003, the Company made eight acquisitions, which included seven travel management companies and one company specializing in delivery of travel services over the Internet. These acquisitions resulted in total goodwill of $9,261 and intangible assets of $2,200 and were accounted for under the purchase method for an aggregate purchase price of $6,014, consisting of cash, net of cash acquired, of $3,626 and issuance of 171,000 shares of common stock at a total value of $2,388. The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

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

In addition to the above noted consideration, additional purchase consideration aggregating $3,711, $783 and $7,514 has been paid in 2003, 2002 and 2001, and 129,000 shares of common stock were issued at a value of $1,620 in 2003 based on subsequent earnings or completion of financial audits of the previously acquired entities. Such additional consideration has been recorded as additional goodwill. The Company generally settles all additional purchase consideration within two years of the related acquisition.

The additional purchase consideration detailed above includes approximately $3,100 in cash and $1,620 in common stock issued in 2003 related to amounts due under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, in which the Company agreed to pay additional, contingent consideration provided that SatoTravel achieved certain specified goals. In an arbitration hearing in May 2003, it was determined that SatoTravel had achieved the specified goals.

NOTE 4—RESTRUCTURING CHARGES

The Company recorded a $3.6 million restructuring charge in December 2001. The charge related to an asset impairment to write down long-lived assets of the Company’s former Internet subsidiary, FireVine, as a result of the consolidation of FireVine operations and infrastructure within Navigant and other restructuring costs. The restructuring of FireVine eliminated several redundant assets and investments in infrastructure and partnerships and wrote down technology that was no longer necessary based on integration with Navigant’s infrastructure. The activity in the restructuring liability during 2001 and 2002 was as follows:

	Fixed Asset Impairment Costs		Other Restructuring Costs		Total
2001 restructuring charge		$3,148		$402		$3,550
Payments				(132)		(132)
Non-cash usage		(3,148)		(40)		(3,188)

Balance at December 30, 2001				230		230
Payments				(230)		(230)

Balance at December 29, 2002	$		$		$

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 28, 2003	December 29, 2002
Furniture and fixtures	$43,876	$40,104
Leasehold improvements	7,666	7,387
Software development costs	1,966	336
Assets under capital leases	3,072	2,873

	56,580	50,700
Less: Accumulated depreciation	(37,124)	(28,827)

Net property and equipment	$19,456	$21,873

Depreciation expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $8,487, $9,250 and $9,272. Amortization expense for assets under capital leases for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $1,483, $799 and $363.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the year ended December 28, 2003 are as follows (the below allocations are based on FAS 142 reporting units and not FAS 131 reportable segments):

	General Travel Management Unit	Meetings and Incentives Unit	Total
Balance as of December 29, 2002	$302,628	$7,416	$310,044
Goodwill acquired during year	9,261		9,261
Additional purchase consideration paid during year	5,331		5,331
Foreign currency adjustments	7,222		7,222

Balance as of December 28, 2003	$324,442	$7,416	$331,858

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

The effects of the exclusion of goodwill amortization expenses were $6,373 for the year ended December 30, 2001. Reported net income was $440 while net income adjusted for goodwill amortization, net of taxes, was $6,813.

Intangible Assets

Intangible assets, excluding goodwill, as of December 28, 2003 and December 29, 2002 consist of:

	December 28, 2003			December 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquisition-related developed technology	$1,874	$415	$1,459	$174	$107	$67
Trademarks and tradenames	500	29	471

Total intangible assets, excluding goodwill	$2,374	$444	$1,930	$174	$107	$67

Amortization of intangible assets was $337, $35 and $35 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Based on the carrying values of intangible assets recorded as of December 28, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

2004	$595
2005	563
2006	311
2007	130
Thereafter	331

Total amortization expense	$1,930

NOTE 7—OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 28, 2003	December 29, 2002
Customer deposits	$14,069	$9,916
Customer revenue share	2,436	2,252
Accrued interest payable	1,036	1,262
Allowance for refunds and exchanges	318	249
Other	7,679	5,032

Total other accrued liabilities	$25,538	$18,711

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 8—CREDIT FACILITIES

Long-Term Debt

Long-term debt consists of:

	December 28, 2003	December 29, 2002
Line of Credit Facility, weighted average interest rate of 4.58% and 4.71% at December 28, 2003 and December 29, 2002	$107,800	$86,750
4.875% Convertible Subordinated Debentures due November 1, 2023	72,000
Senior Secured Notes, fixed interest rate of 9.84%, repaid on November 7, 2003 as a result of refinancing		80,000
Notes payable due to former owners, unsecured, interest rates ranging from 5.5% to 7.0%		1,552
Payable to State of Minnesota, interest rate of 3.5%, due 2007, quarterly payments of $25	425	525
Other miscellaneous debt	118

	180,343	168,827
Less: Current maturities of long-term debt	122	1,652

Total long-term debt	$180,221	$167,175

The Company maintains a $170.0 million credit facility with Bank of America, N.A. as administrative agent that matures on October 31, 2007 and consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan (the “Credit Facility”). On October 31, 2003, the Company executed a credit agreement for the Credit Facility for the purpose of replacing their previous credit facility. The Company closed the agreement for this Credit Facility on November 7, 2003. The Credit Facility is collateralized by substantially all of the Company’s assets and the credit is subject to terms and conditions typical of facilities of such size, including certain financial covenants. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios.

On November 7, 2003, the Company concluded an offering of $72 million in aggregate principal amount of 4.875% convertible subordinated debentures due 2023 (the “Offering”). The debentures are convertible into shares of Navigant’s common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to certain conditions. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. The Company has the right to deliver, in lieu of common stock, cash or the combination of cash and common stock.

The Company used the net proceeds from the Offering, together with borrowings under the Credit Facility, to repay their then existing $80.0 million aggregate principal amount of senior secured notes, which were accruing interest at 9.84% per annum, and to pay associated make-whole payment premiums, and to repay the entire balance outstanding under their previous credit facility. The Company recorded an incremental interest expense of $13.7 million related to the early extinguishment of the senior secured notes and the old credit facility. The prepayment penalty and other related charges of $11.7 million were increased by the write-off of $2.0 million in debt issuance costs.

Maturities of Long-Term Debt

Maturities of long-term debt are as follows:

2004	$122
2005	196
2006	100
2007	107,925
Thereafter	72,000

Total maturities of long-term debt	$180,343

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 9—INCOME TAXES

Income before income taxes consists of the following:

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Domestic	$12,371	$29,252	$1,409
Foreign	(1,333)	1,104	1,404

Income before income taxes	$11,038	$30,356	$2,813

The provision for income taxes consists of the following:

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Income taxes currently (receivable) payable:
Federal	$(1,550)	$18,168	$(2,301)
Foreign	(480)	966	1,380
State	(755)	1,096	(6)

	(2,785)	20,230	(927)

Deferred income tax expense (benefit):
Federal	7,006	(7,830)	2,858
Foreign	(577)	(4)
State	545	(932)	307

	6,974	(8,766)	3,165

Total provision for income taxes	$4,189	$11,464	$2,238

Deferred taxes are comprised of the following:

	December 28, 2003	December 29, 2002
Deferred tax assets:
Allowance for doubtful accounts	$268	$364
Accrued salary and vacation	1,087	1,310
Deferred revenue	8,859	11,528
Deferred rent	327	453
Property and equipment	550	292
Foreign tax credit	1,651	2,921
Other accrued liabilities	994	1,129

Total deferred tax assets	$13,736	$17,997

	December 28, 2003	December 29, 2002
Deferred tax liabilities:
Goodwill	$(10,991)	$(6,530)
Tax on cumulative translation adjustment	(2,092)
Foreign deferred tax liability	587
Other	(421)	(378)

Total deferred tax liabilities	$(12,917)	$(6,908)

Net deferred tax asset	$819	$11,089

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

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for any income tax contingencies in accordance with the SFAS No. 5, “Accounting for Contingencies.” The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	For the Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	2.0	3.3
Foreign taxes	0.2	1.0
Nondeductible goodwill			44.0
Other	1.6	(0.2)	(2.7)

Effective income tax rate	38.0%	37.8%	79.6%

NOTE 10—LEASE COMMITMENTS

The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2004	$358	$21,694
2005	27	15,961
2006		12,633
2007		6,794
2008		5,687
Thereafter		10,072

Total minimum lease payments	385	$72,841

Less: Amounts representing interest	(38)

Present value of net minimum lease payments including current portion of $303	$347

Rent expense for all operating leases for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $15,193, $14,942 and $12,600.

On December 27, 2002, the Company completed a sale/leaseback transaction of its Grand Rapids, Michigan facility. The building sold for its net book value of $2,874 resulting in no gain or loss on the transaction.

On June 25, 2001, the Company completed a sale/leaseback transaction of its headquarters facility in Englewood, Colorado. The building with a net book value of $3,113 was sold for $5,350 after deducting selling expenses and other related costs. The resultant gain of $2,237 was deferred and is being amortized over the life of the new lease agreement of ten years.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain disputes and legal actions arising in the ordinary course of their business. While it is not feasible to predict or determine the outcome of these proceedings, in the Company’s opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on their consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm the Company’s business.

Post Employment Benefits

The Company has entered into employment agreements with several senior employees, including our chief executive officer and chief financial officer, that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 28, 2003 and December 29, 2002 related to these agreements, as no change of control has occurred. The total obligation would be approximately $3.5 million should future changes in control occur related to these agreements.

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

NOTE 13—EMPLOYEE BENEFIT PLANS

Employee 401(k) Plans

The Company maintains a qualified 401(k) Retirement Plan (the “401(k) Plan”) that allows eligible associates to contribute a portion of their salary on a pre-tax basis. All full-time employees are eligible to participate in the 401(k) Plan after six months of service. It is the Company’s policy to match a portion of employee contributions, however, after the September 11, 2001 terrorist attacks the Company temporarily suspended all matching contributions as part of its cost reduction plan. For the years ended December 28, 2003, December 29, 2002, and December 30, 2001, the Company incurred expenses totaling $15, $33, and $828 related to these plans.

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

Employee Stock Plans – Navigant

In June 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”), which allows the Company to issue options under the Plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 28, 2003, the Company had 1,128,315 shares available for future option grants.

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

A summary of option transactions follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2000	3,186,246	9.91	2,265,009	$9.61
Granted	62,500	9.95
Conversion of SatoTravel options	182,118	3.19
Exercised	(145,606)	8.69
Canceled	(109,297)	10.22

Balance at December 30, 2001	3,175,961	9.57	2,677,187	$9.40
Granted	366,000	14.19
Exercised	(316,964)	7.86
Canceled	(40,109)	10.60

Balance at December 29, 2002	3,184,888	10.26	2,683,205	$9.80
Granted	45,000	11.69
Exercised	(319,207)	7.71
Canceled	(90,096)	14.52

Balance at December 28, 2003	2,820,585	10.43	2,519,922	$10.12

The weighted-average fair value of options granted was $6.32, $8.71, and $6.29 for the years ended December 28, 2003, December 29, 2002, and December 30, 2001.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.19 - $8.96	88,275	6.48	$5.72	75,775	$5.51
$9.00 - $9.00	1,376,171	4.48	9.00	1,376,171	9.00
$9.03 - $11.75	327,771	6.49	10.57	194,608	10.54
$11.89 - $16.50	1,028,368	5.03	12.72	873,368	12.20

	2,820,585	4.98	$10.43	2,519,922	$10.12

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for the years ended December 28, 2003 and December 29, 2002:

	Year Ended December 28, 2003
	First	Second	Third	Fourth	Total
Revenues	$88,905	$85,598	$90,740	$87,040	$352,283
Operating income	10,060	9,898	12,689	6,748	39,395
Net income (loss)	4,247	3,806	5,542	(6,746)	6,849

Per share amounts:
Basic	$0.30	$0.27	$0.39	$(0.48)	$0.48
Diluted	$0.30	$0.27	$0.38	$(0.48)	$0.47

	Year Ended December 29, 2002
	First	Second	Third	Fourth	Total
Revenues	$93,550	$97,316	$92,352	$88,065	$371,283
Operating income	11,139	15,858	13,483	7,013	47,493
Net income	4,337	7,166	5,717	1,672	18,892

Per share amounts:
Basic	$0.32	$0.52	$0.41	$0.12	$1.37
Diluted	$0.31	$0.50	$0.41	$0.12	$1.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9a.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the fourth quarter and have concluded that the disclosure controls and procedures are effective as of December 28, 2003 for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports we filed under the Securities Act of 1934.

Changes in Disclosure Controls and Procedures

There were no significant changes in our disclosure controls and procedures that occurred during our fourth quarter ended December 28, 2003 that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statement Schedules:

All schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(b)	Reports on Form 8-K:

We filed a report on Form 8-K dated October 27, 2003 in relation to a press release issued that day for the appointment of John A. Ueberroth to our Board of Directors.

We filed a report on Form 8-K dated October 28, 2003 in relation to a press release issued that day setting forth our results of operations and financial condition for the quarter ended September 28, 2003.

We filed a report on Form 8-K dated November 3, 2003 in relation to a press release issued that day announcing our refinancing plan.

We filed a report on Form 8-K dated November 4, 2003 in relation to a press release issued that day announcing the pricing of our convertible subordinated debentures.

We filed a report on Form 8-K dated November 12, 2003 in relation to a press release issued that day announcing the closing of our offering of $72.0 million principal amount of our 4.875% convertible subordinated debentures due 2023.

(c)	Exhibits:

Exhibit Index

Exhibit Number	Description of Document
3.1†	Form of Amended and Restated Certificate of Incorporation.
3.2†	Bylaws.
3.3†	Form of Amendment to Bylaws.
4.1†	Form of certificate representing shares of Common Stock.
10.1†	Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.2†	Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.3†	Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.4††	Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.
10.5††	Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.
10.8†	Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.9†	Form of Agent Reporting Agreement with Airline Reporting Company.
10.11†	Form of 1998 Stock Incentive Plan of Navigant International, Inc.
10.28†††	Credit Agreement dated as of October 31, 2003 between Bank of America, N.A., as Administrative Agent, and Navigant International, Inc.
10.29††††	Indenture Agreement for 4.875% Convertible Subordinated Debentures due 2023 dated November 7, 2003 between Wells Fargo Bank Minnesota, N.A., as Trustee, and Navigant International, Inc.
10.30††††	Resale Registration Rights Agreement for 4.875% Convertible Subordinated Debentures dated November 7, 2003 between Banc of America Securities LLC, McDonald Investments Inc., LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc., Scotia Capital (USA) Inc., C.E. Unterberg, Towbin and Wells Fargo Securities, LLC and Navigant International, Inc.
10.31	Form of Employment Agreement between John S. Coffman and Navigant International, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference herein from Navigant’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).

††	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended September 24, 2000, filed with the Securities and Exchange Commission on November 7, 2000 (File No. 0-24387).

†††	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003 (File No. 0-24387).

††††	Incorporated by reference herein from Navigant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 2004 (File No. 333-112347).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Edward S. Adams

Edward S. Adams
Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Edward S. Adams and Robert C. Griffith, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 12, 2004.

By:	/s/ Edward S. Adams

Edward S. Adams
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Robert C. Griffith

Robert C. Griffith
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Vassilios Sirpolaidis

Vassilios Sirpolaidis
Director

By:	/s/ Ned A. Minor

Ned A. Minor
Director

By:	/s/ D. Craig Young

D. Craig Young
Director

By:	/s/ John A. Ueberroth

John A. Ueberroth
Director

By:	/s/ David W. Wiederecht

David W. Wiederecht
Director