Form 10-Q
period 2004-03-28
NAVIGANT INTERNATIONAL INC
filed 2004-05-07
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

As of May 5, 2004, the Registrant had outstanding 15,944,000 shares of its common stock, par value $0.001 per share and 1,231,000 shares of treasury stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 28, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,033	$1,880
Accounts receivable, less allowance for doubtful accounts of $957 and $899	83,520	69,449
Prepaid expenses and other current assets	7,097	7,283
Deferred income taxes	1,453	1,452
Income tax receivable	6,784	11,261

Total current assets	103,887	91,325

Property and equipment, net	20,033	19,456
Goodwill, net	338,981	331,858
Intangible assets, net of accumulated amortization of $634 and $444	1,740	1,930
Other assets	7,951	8,318

Total assets	$472,592	$452,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$102	$122
Short-term portion of capital lease obligations	206	303
Accounts payable	13,099	11,359
Accrued compensation	10,756	7,280
Deferred income	6,406	6,419
Other accrued liabilities	33,923	25,538

Total current liabilities	64,492	51,021

Long-term debt	178,900	180,221
Capital lease obligations	24	44
Deferred income taxes	1,206	633
Deferred income	16,567	18,156
Other long-term liabilities	2,416	1,710

Total liabilities	263,605	251,785

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 15,920,000 and 15,732,000 issued	16	16
Additional paid-in capital	157,854	154,699
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	60,250	54,714
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,117	3,405
Effect of interest rate swaps	(1,322)	(804)

Total accumulated other comprehensive income	1,795	2,601

Total stockholders’ equity	208,987	201,102

Total liabilities and stockholders’ equity	$472,592	$452,887

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended
	March 28, 2004	March 30, 2003
Revenues	$107,379	$88,905

Operating expenses	62,539	47,884
General and administrative expenses	31,047	28,285
Depreciation and amortization expense	2,150	2,676

Operating income	11,643	10,060

Other (income) expenses:
Interest expense	2,804	3,291
Interest income	(1)	(2)
Other, net	16	(23)

Income before provision for income taxes	8,824	6,794
Provision for income taxes	3,288	2,547

Net income	5,536	4,247

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(288)	1,747
Unrealized (loss) gain on derivatives designated as hedges	(518)	218

Comprehensive income	$4,730	$6,212

Weighted average number of common shares outstanding:
Basic	14,624	14,032
Diluted	15,086	14,265

Net income per share:
Basic	$0.38	$0.30
Diluted	$0.37	$0.30

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

(Unaudited)

	For the Three Months Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$5,536	$4,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,150	2,676
Income tax benefit from employee exercise of stock options	195	249
Deferred tax benefit	859	2,018
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(10,968)	(6,155)
Prepaid expenses and other assets	770	(809)
Income tax receivable	4,477	605
Accounts payable	1,204	963
Other accrued liabilities	4,414	635
Deferred income	(1,602)	(1,971)
Other	(51)	(106)

Net cash provided by operating activities	6,984	2,352

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(2,518)	(1,546)
Cash paid in acquisitions and earn-out consideration, net of cash received	(765)	(914)

Net cash used in investing activities	(3,283)	(2,460)

Cash flows from financing activities:
Payments of long-term debt	(137)	(439)
Payments of credit facility, net	(1,321)	(3,050)
Proceeds from exercise of stock options	960	1,501

Net cash used in financing activities	(498)	(1,988)

Effect of exchange rate changes on cash and cash equivalents	(50)	666

Net increase (decrease) in cash and cash equivalents	3,153	(1,430)
Cash and cash equivalents at beginning of period	1,880	1,693

Cash and cash equivalents at end of period	$5,033	$263

Supplemental disclosures of cash flow information:
Interest paid	$1,700	$1,890
Income taxes paid	$1,139	$644

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, unless otherwise noted)

(Unaudited)

NOTE 1—BACKGROUND

Navigant International, Inc. (the “Company”), a Delaware corporation, is the second largest provider of corporate travel management services in the United States, based on the number of airline tickets sold in 2002. The Company serves corporate, government, military, leisure and meetings and incentive clients. The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses.

The Company’s operations are primarily concentrated in one market segment—airline travel—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the November and December periods having the lowest airline bookings. The majority of the leisure travel services the Company provides are directed to the Company’s corporate customers and the Company does not compile separate internal reporting of leisure travel activities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 28, 2004, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 28, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 28, 2004 are as follows:

	General Travel Management Unit	Meetings and Incentives Unit	Total
Balance as of December 28, 2003	$324,442	$7,416	$331,858
Goodwill acquired during quarter	200	6,953	7,153
Additional purchase consideration paid during quarter	205		205
Foreign currency adjustments	(235)		(235)

Balance as of March 28, 2004	$324,612	$14,369	$338,981

Intangible Assets

The Company has intangible assets related to technology and trade names. The majority of these intangible assets were acquired in acquisitions in 2003. The Company amortizes technology assets over a life of three to five years and trade name assets over a life of ten years. Intangible assets, excluding goodwill, as of March 28, 2004 and December 28, 2003 consist of:

	March 28, 2004			December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquisition-related developed technology	$1,874	$588	$1,286	$1,874	$415	$1,459
Trademarks and tradenames	500	46	454	500	29	471

Total intangible assets, excluding goodwill	$2,374	$634	$1,740	$2,374	$444	$1,930

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest changes, associated with the Company’s debt structure. The Company has entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million as of March 28, 2004. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the quarters ended March 28, 2004 and March 30, 2003 the Company did not report a loss or a gain associated with the total ineffectiveness of all cash flow hedges. As of March 28, 2004 and March 30, 2003, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $2,136 and $2,460 and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in fair value for the quarter ended March 28, 2004 was a loss of $518, net of a tax benefit of $308. The change in fair value for the quarter ended March 30, 2003 was a gain of $218, net of taxes of $131.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended
	March 28, 2004	March 30, 2003
Net income:
As reported	$5,536	$4,247
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(133)	(322)

Pro forma	$5,403	$3,925

Net income per share:
As reported:
Basic	$0.38	$0.30
Diluted	$0.37	$0.30
Pro forma:
Basic	$0.37	$0.28
Diluted	$0.36	$0.28

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the quarter. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the quarter. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three months ended March 28, 2004 and March 30, 2003, options for approximately 16,000 and 1,200,000 shares were excluded from diluted earnings per share.

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

NOTE 3—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain disputes and legal actions arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of these proceedings, in the Company’s opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm the Company’s business.

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

NOTE 4—BUSINESS COMBINATIONS

Effective February 1, 2004, the Company acquired a meetings and incentive company. This acquisition resulted in total goodwill of $6,953 and was accounted for under the purchase method for a purchase price of $5,500, consisting of cash of $3,500 and issuance of 120,772 shares of common stock at a total value of $2,000. The Company also acquired one immaterial general travel management company in the first quarter. The results of these acquisitions have been included in the Company’s results from the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including:

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

Introduction

We provide travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. We have operations throughout the United States, Canada, England, Germany, France, Belgium, The Netherlands, Spain, Italy, Greece, Ireland, Scotland, Norway, Iceland, Turkey, Kuwait, Qatar, Japan, Singapore, Guam, Puerto Rico, Cuba and Brazil.

During the year ended December 28, 2003, including the three months ended March 30, 2003, we were adversely affected by the continued weak economic conditions in the United States, the war in Iraq and general concerns regarding Severe Acute Respiratory Syndrome, or SARS. Our 2003 transaction levels decreased when compared to 2002 as a result of these world conditions. Thus far in 2004 transaction levels have improved to remain relatively consistent with 2002 levels. We attribute the improvement in transaction levels primarily to an improving economy and our success in managing client retention.

On March 17, 2004, we agreed to join with TUI Business Travel Deutschland, GmbH as a fifty percent shareholder in TQ3 Travel Solutions GmbH, creating a strategic joint venture, which together with its two members would be considered one of the world’s largest travel management companies based on combined revenues and geographic coverage. This agreement is expected to be finalized in second quarter 2004. Our alliance with TQ3 expands our global reach and further solidifies our ability to effectively serve the interests of major customers in key worldwide markets. TQ3 Travel Solutions is a leading provider of quality, innovative travel expense management solutions to companies worldwide. Subsequent to our investment in TQ3, our network includes 1,200 locations in 80 countries throughout the Americas, Europe, Middle East, Africa and Asia-Pacific.

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

Expenses

Our direct operating expenses include principally labor expense (which comprised 54% and 66% of total direct operating expenses in the three months ended March 28, 2004 and March 30, 2003), net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expense decreased in 2004 as a result of our acquisition of a meetings and incentive company in the first quarter 2004, which had high cost of sales related to production of meetings and events but not significant labor costs since much of the labor is contracted with third parties as part of the meeting and event.

Our general and administrative expenses include principally labor expense (which comprised 60% and 55% of total general and administrative expenses in the three months ended March 28, 2004 and March 30, 2003), occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased from prior year primarily as a result of higher health insurance costs and continued decreases in occupancy with some facility consolidations.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three months ended March 28, 2004 and March 30, 2003:

	For the Three Months Ended
	March 28, 2004	March 30, 2003
Revenues	100.0%	100.0%
Operating expenses	58.3	53.9
General and administrative expenses	28.9	31.8
Depreciation and amortization expense	2.0	3.0

Operating income	10.8	11.3
Interest expense, net	2.6	3.7
Other, net	(0.0)	(0.0)

Income before provision for income taxes	8.2	7.6
Provision for income taxes	3.0	2.8

Net income	5.2%	4.8%

Revenues

Consolidated revenues increased 20.8%, from $88.9 million for the three months ended March 30, 2003 to $107.4 million for the three months ended March 28, 2004. This increase was due to an increase in overall transaction levels of approximately 6.2% in the first quarter of 2004 compared to the first quarter 2003 as a result of the upturn in the economy and improved geopolitical stability resulting in revenue growth of approximately $6.5 million. The balance of the growth was primarily attributable to the acquisition of a meetings and incentive company in the first quarter of 2004, resulting in $12.2 million in additional revenues. Meetings and incentive revenues are recorded on a gross basis, as opposed to the net basis typical in our core business.

Operating Expenses

Operating expenses increased 30.6%, from $47.9 million, or 53.9% of revenues, for the three months ended March 30, 2003 to $62.5 million, or 58.3% of revenues, for the three months ended March 28, 2004. This increase is primarily due to the acquisition of a meetings and incentive company in the first quarter of 2004. The acquired company’s operating expenses as a percentage of revenues are higher than the operating expenses in our core business. We believe the impact of this acquisition throughout the balance of 2004 will not be as significant as it was in Q1, and therefore should not impact margins as significantly for the remainder of the year.

General and Administrative Expenses

General and administrative expenses increased 9.8%, from $28.3 million, or 31.8% of revenues, for the three months ended March 30, 2003 to $31.0 million, or 28.9% of revenues, for the three months ended March 28, 2004. This increase was primarily due to increased insurance costs of approximately $1 million, as well as a shift of some capital leases upon renewal to operating leases resulting in increased rental expense of approximately $500, an increase of $500 attributable to the acquisition of a meetings and incentive company in the first quarter of 2004 and other general increases in operating costs associated with our growth in transactions during the latter part of 2003 and first quarter 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 19.7% from $2.7 million, or 3.0% of revenues, for the three months ended March 30, 2003 to $2.2 million, or 2.0% of revenues, for the three months ended March 28, 2004. This decrease is primarily due to a change in the mix of equipment leases. The ratio of operating leases to capital leases increased as we aligned our equipment leases to match our expected use of technology equipment, which had recently been acquired to update existing equipment. This change in the mix of equipment leases serves to increase operating expenses and decrease depreciation expense.

Interest Expense, Net

Interest expense, net, decreased from $3.3 million for the three months ended March 30, 2003 to $2.8 million for the three months ended March 28, 2004. This decrease is attributable to the decrease in average interest rates incurred from 7.4% for the three months ended March 30, 2003 to 6.0% for the three months ended March 28, 2004. This reduction in average interest rates reflects the Company’s new revolving credit facility, five year term loan, and the November 2003 offering of $72.0 million aggregate amount of 4.875% convertible subordinated debentures.

Liquidity and Capital Resources

At March 28, 2004, we had cash of $5.0 million, working capital of $39.4 million, borrowings of $106.6 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent (the “Credit Facility”), $72 million of convertible subordinated debentures, $632 of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $63.4 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at March 28, 2004 was approximately $388.2 million.

During the first quarter of 2004, net cash provided by operating activities was $7.0 million. Net cash used in investing activities was $3.3 million, including $2.5 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $765 for two acquisitions made in the first quarter and earn-out consideration for the 2003 purchased companies. Net cash used in financing activities was $498, including payment of long term debt of $137 and payments on our credit facilities of $1.3 million, offset by proceeds from the exercise of stock options of $960.

During the first quarter of 2003, net cash provided by operating activities was $2.4 million. Net cash used in investing activities was $2.5 million, including $1.5 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $914 for earn-out consideration for the 2002 purchased companies. Net cash used in financing activities was $2.0, including payment of long term debt of $439 and payments on our credit facilities of $3.1 million, offset by proceeds from the exercise of stock options of $1.5 million.

On October 31, 2003, we executed a credit agreement for a new $170.0 million senior secured credit facility, or the Credit Facility, provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan and is guaranteed by all our existing and future direct and indirect domestic subsidiaries. We closed this Credit Facility on November 7, 2003. As of March 28, 2004, we were in compliance with the financial covenants of this Credit Facility. Please see “Risk Factors-Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities” as detailed in our Annual Report on Form 10-K.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of Navigant’s common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Please see “Risk Factors-Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities” as detailed in our Annual Report on Form 10-K. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. We have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

We have financed our operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the first quarter of fiscal 2005 based on current budgets. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long term obligations.

We intend to continue to evaluate acquisition opportunities. Our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. These provisions may limit our ability to continue our acquisition program. Nevertheless, we may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure such financing if and when it is needed or on terms we deem acceptable. If we are unable to secure acceptable financing our acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

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

As mentioned above, we have issued $72.0 million in principal amount of convertible subordinated debentures. These debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders do not have the right to convert the debentures to stock until after the fiscal quarter ended December 28, 2003 if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the near future. The conversion of the convertible debentures to stock will have no immediate impact on net income. However, our earnings per share calculations could be significantly impacted by the realization of this contingency and ongoing interest expense will be reduced by the reduction in ongoing interest payments.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable interest entities. In December 2003, the FASB issued FIN 46-R, which amended the effective date of FIN 46 other than for variable interest entities that are special purpose entities created prior to February 1, 2003. Pursuant to FIN 46-R, except for special purpose entities, the consolidation and disclosure provisions of FIN 46 are effective for reporting periods ending after March 15, 2004. The disclosure and consolidation provisions of FIN 46 apply immediately to special purpose entities. We applied the provisions of FIN 46 to the fiscal year ended December 28, 2003. As we have no current interests in variable interest entities, the adoption of FIN 46 did not have an effect on our results of operations or our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility at March 28, 2004 of $106.6 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $533 annualized increase or decrease in interest expense. We also enter into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the first quarter and have concluded that the disclosure controls and procedures are effective as of March 28, 2004 for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports we file under the Securities Act of 1934.

Changes in Disclosure Controls and Procedures

There were no significant changes in our disclosure controls and procedures that occurred during our first quarter ended March 28, 2004 that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm our business.

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

The Company filed a report on Form 8-K dated January 5, 2004 in relation to a press release issued that day announcing expected 2003 fourth quarter results and establishing guidance for 2004.

The Company filed a report on Form 8-K dated February 3, 2004 in relation to a press release issued that day setting forth its results of operations and financial condition for the quarter and year ended December 28, 2003.

The Company filed a report on Form 8-K dated March 17, 2004 in relation to a press release issued that day announcing a joint venture with TQ3 Travel Solutions, GmbH.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004.

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Robert C. Griffith
	Name:	Robert C. Griffith
	Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)