Form 10-Q
period 2004-06-27
NAVIGANT INTERNATIONAL INC
filed 2004-08-06
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Act). Yes ☑ No ☐

As of August 3, 2004, the registrant had 15,350,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 27, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,680	$1,880
Accounts receivable, less allowance for doubtful accounts of $932 and $899	85,695	69,449
Prepaid expenses and other current assets	6,535	7,283
Deferred income taxes	1,499	1,452
Income tax receivable	8,017	11,261

Total current assets	108,426	91,325

Property and equipment, net	20,636	19,456
Goodwill, net	380,163	331,858
Intangible assets, net of accumulated amortization of $783 and $444	1,591	1,930
Other assets	7,847	8,318

Total assets	$518,663	$452,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$100	$122
Short-term portion of capital lease obligations	288	303
Accounts payable	17,226	11,359
Accrued compensation	12,498	7,280
Deferred income	6,498	6,419
Other accrued liabilities	33,852	25,538

Total current liabilities	70,462	51,021

Long-term debt	200,395	180,221
Capital lease obligations	304	44
Deferred income taxes	3,292	633
Deferred income	15,332	18,156
Other long-term liabilities	487	1,710

Total liabilities	290,272	251,785

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,580,000 and 15,732,000 issued	17	16
Additional paid-in capital	168,767	154,699
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	67,937	54,714
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,232	3,405
Effect of interest rate swaps	366	(804)

Total accumulated other comprehensive income	2,598	2,601

Total stockholders’ equity	228,391	201,102

Total liabilities and stockholders’ equity	$518,663	$452,887

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	$107,255	$85,598	$214,634	$174,503
Operating expenses	58,272	45,602	120,811	93,486
General and administrative expenses	31,535	27,453	62,582	55,738
Depreciation and amortization expense	2,169	2,645	4,319	5,321

Operating income	15,279	9,898	26,922	19,958
Other (income) expenses:
Interest expense	2,937	3,883	5,741	7,174
Interest income	(7)	(15)	(8)	(17)
Other, net	(23)	(36)	(7)	(59)

Income before provision for income taxes	12,372	6,066	21,196	12,860
Provision for income taxes	4,685	2,260	7,973	4,807

Net income	7,687	3,806	13,223	8,053
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(885)	2,489	(1,173)	4,236
Unrealized gain on derivatives designated as hedges	1,688	288	1,170	506

Comprehensive income	$8,490	$6,583	$13,220	$12,795

Weighted average number of common shares outstanding:
Basic	14,787	14,069	14,699	14,051
Diluted	15,500	14,331	15,432	14,299
Net income per share:
Basic	$0.52	$0.27	$0.90	$0.57
Diluted	$0.50	$0.27	$0.86	$0.56

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

(Unaudited)

	For the Six Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$13,223	$8,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,319	5,321
Income tax benefit from employee exercise of stock options	283	333
Deferred tax provision	2,196	119
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(6,122)	(6,654)
Prepaid expenses and other assets	1,708	(1,935)
Income tax receivable	3,244	2,691
Accounts payable	2,944	2,430
Other accrued liabilities	(5,366)	(5,364)
Deferred income	(2,745)	(827)
Other	(864)	(314)

Net cash provided by operating activities	12,820	3,853

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(3,880)	(2,285)
Acquisitions and earn-out consideration, net of cash received	2,467	(3,542)

Net cash used in investing activities	(1,413)	(5,827)

Cash flows from financing activities:
Payments of long-term debt	(402)	(1,939)
(Payments of) proceeds from credit facility, net	(7,400)	387
Proceeds from exercise of stock options	1,211	1,575

Net cash (used in) provided by financing activities	(6,591)	23

Effect of exchange rate changes on cash and cash equivalents	(16)	1,291

Net increase (decrease) in cash and cash equivalents	4,800	(660)
Cash and cash equivalents at beginning of period	1,880	1,693

Cash and cash equivalents at end of period	$6,680	$1,033

Supplemental disclosures of cash flow information:
Interest paid	$3,511	$7,693
Income taxes paid	$5,735	$2,717

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, unless otherwise noted)

(Unaudited)

NOTE 1—BACKGROUND

Navigant International, Inc. (the “Company” or “Navigant”), a Delaware corporation, is the second largest provider of corporate travel management services in the United States, based on the number of airline tickets sold in 2003. The Company serves corporate, government, military, leisure and meetings and incentive clients. The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 27, 2004, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 27, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 27, 2004 are as follows:

Balance as of December 28, 2003	$331,858
Goodwill acquired during six months	49,125
Additional purchase consideration paid during six months	345
Foreign currency adjustments	(1,165)

Balance as of June 27, 2004	$380,163

Intangible Assets

The Company has intangible assets related to technology and trade names. The majority of these intangible assets were acquired in acquisitions in 2003. The Company amortizes technology assets over a life of three to five years and trade name assets over a life of ten years. Intangible assets, excluding goodwill, as of June 27, 2004 and December 28, 2003 consist of:

	June 27, 2004			December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquisition-related developed technology	$1,874	$725	$1,149	$1,874	$415	$1,459
Trademarks and trade names	500	58	442	500	29	471

Total intangible assets, excluding goodwill	$2,374	$783	$1,591	$2,374	$444	$1,930

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest rate changes, associated with the Company’s debt structure. The Company has entered into interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $75 million as of June 27, 2004. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the six months ended June 27, 2004 and June 29, 2003 the Company did not report a loss or a gain associated with the ineffectiveness of cash flow hedges. As of June 27, 2004 and December 28, 2003, the aggregate fair value of the cash flow hedges aggregates an unrealized gain of $581 and an unrealized loss of $1,310 and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in fair value for the three and six months ended June 27, 2004 was a gain of $1,688 and $1,170, net of taxes of $1,029 and $721. The change in fair value for the three and six months ended June 29, 2003 was a gain of $288 and $506, net of taxes of $172 and $303.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income:
As reported	$7,687	$3,806	$13,223	$8,053
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(232)	(177)	(371)	(512)

Pro forma	$7,455	$3,629	$12,852	$7,541

Net income per share:
As reported:
Basic	$0.52	$0.27	$0.90	$0.57
Diluted	$0.50	$0.27	$0.86	$0.56
Pro forma:
Basic	$0.50	$0.26	$0.87	$0.54
Diluted	$0.48	$0.25	$0.83	$0.53

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and six months ended June 27, 2004, options for approximately 11,000 and 26,000 shares were excluded from diluted earnings per share. For the three and six months ended June 29, 2003, options for approximately 1,094,000 and 1,133,000 shares were excluded from diluted earnings per share.

Contingently Convertible Securities

In April 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 129-1, Disclosure of Information about Capital Structure Relating to Contingently Convertible Securities (“FAS 129-1”). FAS 129-1 requires companies to disclose the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and potential impact of conversion.

The Company has issued $72.0 million in principal amount of convertible subordinated debentures. These debentures are contingently convertible, which means that the holders have the right to convert the debentures into shares of Navigant’s common stock at a conversion rate of 60.4084 shares per $1,000 principal amount of debentures (equal to a conversion price of approximately $16.55 per share), subject to adjustment, under the following circumstances:

•	During any fiscal quarter commencing after December 28, 2003 if the last reported sales price of Navigant’s common stock is greater than or equal to 120% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of such fiscal quarter;

•	If the debentures have been called for redemption by the Company;

•	Upon the occurrence of specified corporate transactions, including distribution of rights to purchase common stock, assets or debt securities; or

•	During the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the last reported sale price of Navigant’s common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures.

If any one of these contingencies were met, the debentures could be converted into an aggregate of 4,349,405 shares of Navigant’s common stock. These shares are not currently included in the diluted earnings per share calculation as of June 27, 2004. If these debentures were converted, there would be no immediate impact on net income. However, earnings per share calculations could be significantly impacted by the realization of these contingencies and ongoing interest expense would be reduced by the reduction in ongoing interest payments. Upon conversion of the debentures, the Company has a right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities for liabilities associated with claims against its former corporate parent, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, commitments associated with certain vendor contracts and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. There have been no material changes in the Company’s contractual obligations and commercial commitments from those reported in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

NOTE 4—BUSINESS COMBINATIONS

Effective February 1, 2004, the Company acquired a meetings and incentive company. This acquisition resulted in total goodwill of $6,953 and was accounted for under the purchase method for a purchase price of $5,500, consisting of cash of $3,500 and issuance of 120,772 shares of capital stock at a total value of $2,000.

In June 2004 the Company acquired privately-held Northwestern Travel Service, L.P. (“Northwestern”). Northwestern is the 12th largest travel management company in the United States. Navigant paid $775 in cash, $19,520 in the form of a short-term promissory note and issued to the sellers Navigant common stock valued at approximately $10,575 (approximately 611,000 shares). The stock consideration was valued at closing prices of Navigant stock around the closing date of this acquisition. Subject to contingencies, if Northwestern achieves certain revenue objectives by the first anniversary of the closing, the sellers will be entitled to up to approximately $10,200 in additional cash consideration. As of June 27, 2004, the Company recorded a $8,200 liability related to the contingent cash consideration. Effective May 24, 2004, this acquisition was accounted for under the purchase method and all excess of purchase price over tangible net assets acquired has been allocated to goodwill, pending final purchase price allocation.

The Company also acquired a general travel management company in the six months ended June 27, 2004. The results of this acquisition have been included in the Company’s results from the date of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the three and six months ended June 27, 2004 and June 29, 2003, which gives retroactive effect to the results of the acquisition of Northwestern as if this acquisition had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $291 and $1,198 for the three and six months ended June 27, 2004 and $130 and $812 for the three and six months ended June 29, 2003, to reflect the interest expense associated with the debt incurred to finance the acquisition and the inclusion of a federal income tax provision on all earnings:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(unaudited)		(unaudited)
Revenues	$114,204	$92,344	$231,445	$191,231
Net income	$7,978	$3,936	$14,421	$8,865
Net income per share – basic	$0.52	$0.27	$0.94	$0.60
Net income per share – diluted	$0.50	$0.26	$0.90	$0.59

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of each period or the results which may occur in the future.

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

During the year ended December 28, 2003, including the three and six months ended June 29, 2003, we were adversely affected by the continued weak economic conditions in the United States, the war in Iraq and general concerns regarding Severe Acute Respiratory Syndrome, or SARS. Our 2003 transaction levels decreased when compared to 2002 as a result of these world conditions. Thus far in 2004 transaction levels have improved to a level relatively consistent with 2002 levels. We attribute the improvement in transaction levels primarily to an improving economy and our success in managing client retention.

On March 17, 2004, we agreed to join with TUI Business Travel Deutschland, GmbH as a fifty percent shareholder in TQ3 Travel Solutions GmbH, creating a strategic joint venture, which together with its two members is considered one of the world’s largest travel management companies based on combined revenues and geographic coverage. Our alliance with TQ3 expands our global reach and further solidifies our ability to effectively serve the interests of major customers in key worldwide markets. TQ3 Travel Solutions is a leading provider of quality, innovative travel expense management solutions to companies worldwide. Subsequent to our investment in TQ3, our network includes 1,200 locations in 80 countries throughout the Americas, Europe, Middle East, Africa and Asia-Pacific.

On June 16, 2004, we acquired Northwestern Travel Service, L.P. from Northwestern Travel Service, Inc., and the Noble Family Limited Partnership. Founded in 1969 and headquartered in Minneapolis, Northwestern, like Navigant, provides corporate travel management services combining personalized customer service and web-enabled technologies. Northwestern, with twenty-three offices and thirty-seven on-site locations, is the 12th largest travel management company in the United States.

Sources of Revenue

We have entered into management contracts and service fee arrangements with nearly all of our clients. Although the terms of our management contracts vary depending on the type of services provided and by client, we typically deduct a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs from commissions collected for travel arrangements made on behalf of the client on a monthly basis. If the commissions do not exceed the amounts deducted, the client pays us the difference. If the commissions exceed the amounts deducted, we typically pay the excess to the client. With the elimination of commissions by most U.S. airlines and many international airlines, we do not expect to have any excess airline commissions available to pay to our clients. In addition, we typically charge a service fee for each ticket and other transactions to our clients who do not have a management contract with us. We charge between $25.00 and $50.00 for each air travel ticket issued to these clients and retain any commissions collected from the airlines and other vendors.

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

We have also entered into agreements with customers for meetings and incentive business. Revenues and expenses for this business are generally recognized using percentage of completion methodology based on the terms of the contracts.

Expenses

Our direct operating expenses include principally labor expense, which comprised 61% and 57% of total direct operating expenses for the three and six months ended June 27, 2004 and 71% and 68% of total direct operating expenses for the three and six months ended June 29, 2003, net payments to clients under management contracts, communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expense decreased in 2004 as a result of our acquisition of a meetings and incentive company in the first quarter 2004, which has a higher ratio of cost of sales related to production of meetings and events compared to labor costs. During the second quarter 2004, there was less meeting and incentive activity than in the first quarter 2004 thus resulting in the higher percentage of labor expense in the three months ended June 27, 2004 as compared to the six months ended June 27, 2004.

Our general and administrative expenses include principally labor expense, which comprised 58% and 59% of total general and administrative expenses for the three and six months ended June 27, 2004 and 53% and 54% of total general and administrative expenses for the three and six months ended June 29, 2003, occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased from prior year primarily as a result of higher health insurance costs, annual raises that were effective in the second quarter of 2004 and the hiring of additional resources in our internal technology and operation departments associated with the planned roll-out of two new product initiatives, Passportal and NetProfiler.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. of our Annual Report on Form 10-K for the year ended December 28, 2003. The accounting policies used in preparing our interim consolidated financial statements for the three and six months ended June 27, 2004 are the same as those described in our Annual Report on Form 10-K for the year ended December 28, 2003.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three months and six months ended June 27, 2004 and June 29, 2003:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	54.3	53.2	56.3	53.6
General and administrative expenses	29.4	32.1	29.2	31.9
Depreciation and amortization expense	2.0	3.1	2.0	3.1

Operating income	14.3	11.6	12.5	11.4
Interest expense, net	2.7	4.5	2.6	4.0
Other, net	(0.0)	(0.0)	(0.0)	(0.0)

Income before provision for income taxes	11.6	7.1	9.9	7.4
Provision for income taxes	4.4	2.6	3.7	2.8

Net income	7.2%	4.5%	6.2%	4.6%

Revenues

Consolidated revenues increased 25.3%, from $85.6 million for the three months ended June 29, 2003 to $107.3 million for the three months ended June 27, 2004. This increase was due to a 9% internal growth in transactions from our existing customer base as well as an increase in our meetings and incentive business, which combined resulted in revenue growth of approximately $9 million. The balance of the growth was attributable to the acquisitions made in mid to late 2003 and in the first and second quarters of 2004, resulting in approximately $12 million in additional revenue.

Consolidated revenues increased 23.0%, from $174.5 million for the six months ended June 29, 2003 to $214.6 million for the six months ended June 27, 2004. This increase was due to an 8% internal growth in transactions from our existing customer base as well as an increase in our meetings and incentive business, which combined resulted in revenue growth of approximately $15 million. The balance of the growth was attributable to the acquisitions made in mid to late 2003 and in the first and second quarters of 2004, resulting in approximately $28 million in additional revenue. These increases in revenues are offset by a decrease in the revenue per transaction as some customers shift some transactions from a full service model to an on-line model at comparable margins.

Operating Expenses

Operating expenses increased 27.8%, from $45.6 million, or 53.2% of revenues, for the three months ended June 29, 2003 to $58.3 million, or 54.3% of revenues, for the three months ended June 27, 2004. This increase is primarily due to increases in transactions as well as the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than our historical combined operations.

Operating expenses increased 29.2%, from $93.5 million, or 53.6% of revenues, for the six months ended June 29, 2003 to $120.8 million, or 56.3% of revenues, for the six months ended June 27, 2004. This increase is primarily due to increases in transactions as well as the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than our historical combined operations.

General and Administrative Expenses

General and administrative expenses increased 14.9%, from $27.5 million, or 32.1% of revenues, for the three months ended June 29, 2003 to $31.5 million, or 29.4% of revenues, for the three months ended June 27, 2004. This increase was primarily due to annual raises that became effective in the second quarter of 2004, increased health insurance costs, costs absorbed as a result of the 2003 and 2004 acquisitions, a shift of some capital leases upon renewal to operating leases resulting in increased rental expense and other general increases in operating costs associated with our growth in transactions during the second quarter of 2004.

General and administrative expenses increased 12.3%, from $55.7 million, or 31.9% of revenues, for the six months ended June 29, 2003 to $62.6 million, or 29.2% of revenues, for the six months ended June 27, 2004. This increase was primarily due to annual raises which became effective in the second quarter of 2004, increased health insurance costs, costs absorbed as a result of the 2003 and 2004 acquisitions, a shift of some capital leases upon renewal to operating leases resulting in increased rental expense and other general increases in operating costs associated with our growth in transactions during the first and second quarters of 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 18.0% from $2.6 million, or 3.1% of revenues, for the three months ended June 29, 2003 to $2.2 million, or 2.0% of revenues, for the three months ended June 27, 2004. This decrease is primarily due to a change in the mix of equipment leases. The ratio of operating leases to capital leases increased as we aligned our equipment leases to match our expected use of technology equipment, which had recently been acquired to update existing equipment. This change in the mix of equipment leases serves to increase operating expenses and decrease depreciation expense.

Depreciation and amortization expense decreased 18.8% from $5.3 million, or 3.1% of revenues, for the six months ended June 29, 2003 to $4.3 million, or 2.0% of revenues, for the six months ended June 27, 2004. This decrease is primarily due to a change in the mix of equipment leases.

Interest Expense, Net

Interest expense, net, decreased from $3.9 million for the three months ended June 29, 2003 to $2.9 million for the three months ended June 27, 2004. This decrease is attributable to the decrease in the average interest rates incurred from 8.8% for the three months ended June 29, 2003 to 6.3% for the three months ended June 27, 2004 resulting in approximately $1.2 million in savings. This reduction in average interest rates reflects the Company’s new revolving credit facility, five year term loan, and the November 2003 offering of $72.0 million aggregate amount of 4.875% convertible subordinated debentures. This decrease is partially offset by the increase in the weighted average debt balance from $176.6 million for the three months ended June 29, 2003 to $185.3 million for the three months ended June 27, 2004, which resulted in an increase in interest expense of $157. The increase in the weighted average debt balance is attributable to the acquisitions the Company has made in 2004.

Interest expense, net, decreased from $7.2 million for the six months ended June 29, 2003 to $5.7 million for the six months ended June 27, 2004. This decrease is attributable to the decrease in the average interest rates incurred from 8.1% for the six months ended June 29, 2003 to 6.1% for the six months ended June 27, 2004 resulting in approximately $1.9 million in savings. This reduction in average interest rates reflects the Company’s new revolving credit facility, five year term loan, and the November 2003 offering of $72.0 million aggregate amount of 4.875% convertible subordinated debentures. This decrease is partially offset by the increase in the weighted average debt balance from $176.9 million for the six months ended June 29, 2003 to $187.6 million for the six months ended June 27, 2004, which resulted in an increase in interest expense of $326. The increase in the weighted average debt balance is attributable to the acquisitions the Company has made in 2004.

Liquidity and Capital Resources

On June 27, 2004, we had cash of $6.7 million, working capital of $38.0 million, borrowings of $100.4 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the Credit Facility, $72 million of convertible subordinated debentures, notes payable in the amount of $27.7 million due for the purchase of Northwestern, $1.0 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $69.6 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at July 27, 2004 was approximately $429.5 million.

During the first and second quarter of 2004, net cash provided by operating activities was $12.8 million. Net cash used in investing activities was $1.4 million, including $3.9 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, offset by net cash received from acquisitions of $2.5 million. Net cash used in financing activities was $6.6 million, including payments on our Credit Facility of $7.4 million and payments of long term debt of $402, offset by proceeds from the exercise of stock options of $1.2 million.

During the first and second quarter of 2003, net cash provided by operating activities was $3.9 million. Net cash used in investing activities was $5.8 million, including $2.3 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $3.5 million for earn-out consideration for the 2002 purchased companies. Net cash provided by financing activities was $23, including proceeds from our Credit Facility of $387 and proceeds from the exercise of stock options of $1.6 million, offset by payments of long term debt of $1.9 million.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan and is guaranteed by all our existing and future direct and indirect domestic subsidiaries. We closed this Credit Facility on November 7, 2003. As of June 27, 2004, we were in compliance with the financial covenants of this Credit Facility. Please see “Risk Factors—Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities” as detailed in our Annual Report on Form 10-K.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of Navigant’s common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

We have financed our operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the second quarter of fiscal 2005 based on current budgets. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long term obligations.

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

At its June 2004 meeting the Financial Accounting Standards Board’s, or FASB, Emerging Issues Task Force reached a tentative conclusion that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This tentative conclusion, if finalized and ratified by the FASB, would require retroactive restatement of diluted earnings per share for periods ending after December 15, 2004. If this tentative conclusion had been effective as of June 27, 2004, the impact for the three and six months ending June 27, 2004 would have been a decrease to our diluted earnings per share by $0.08 and $0.13. This tentative conclusion would not have an impact to our earnings per share for periods prior to 2004.

New Accounting Pronouncements

In April 2004, the FASB issued Staff Position No. 129-1, Disclosure of Information about Capital Structure Relating to Contingently Convertible Securities, or FAS 129-1. FAS 129-1 requires companies to disclose the significant terms of the conversion features of contingently convertible securities to enable users of financial statements to understand the circumstances of the contingency and potential impact of conversion. FAS 129-1 is effective immediately and as a result we provide details on our contingently convertible securities in Note 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility at June 27, 2004 of $100.4 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $502 annualized increase or decrease in interest expense. We also enter into hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the second quarter and have concluded that the disclosure controls and procedures are effective as of June 27, 2004 for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports we file under the Securities Exchange Act of 1934.

Changes in Disclosure Controls and Procedures

There were no significant changes in our disclosure controls and procedures that occurred during our second quarter ended June 27, 2004 that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the second quarter ended June 27, 2004, we issued the following unregistered securities:

Persons or Classes of Persons to Whom Sold	Date of Sale	Title of Securities Sold	Number or Principal Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Exemption from Registration Claimed	Term of Exercise of Conversion
Noble Family Limited Partnership	June 16, 2004	Common Stock	611,475 shares	None	Ownership Rights	Non-public offering under Section 4(2)	N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At our Annual Meeting of Stockholders, held on May 19, 2004, our stockholders elected the following directors for a three-year term:

	Votes For	Votes Withheld
Edward S. Adams	14,104,102	74,856
Vassilios Sirpolaidis	14,104,084	74,874

The remaining directors whose terms continue after the meeting date are Ned A. Minor, John A. Ueberroth, David W. Wiederecht and D. Craig Young.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed a report on Form 8-K dated April 27, 2004 in relation to a press release issued that day setting forth our results of operations and financial condition for the quarter ended March 28, 2004.

We filed a report on Form 8-K dated April 28, 2004 setting forth supplemental information about fees that we reported in our proxy statement for the 2004 Annual Meeting of Shareholders and our future intentions regarding the establishment of a nominating committee of the Board of Directors.

We filed a report on Form 8-K dated June 3, 2004 in relation to a change in our independent registered public accounting firm of the Navigant International 401(k) Plan.

We filed a report on Form 8-K dated June 9, 2004 in relation to a change in our independent registered public accounting firm.

We filed a report on Form 8-K dated June 17, 2004 in relation to a press release issued that day announcing our acquisition of privately-held Northwestern Travel Service, L.P. and establishing revised 2004 guidance to reflect the acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004.

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Robert C. Griffith
Name: Robert C. Griffith Title: Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)