Form 10-Q
period 2004-09-26
NAVIGANT INTERNATIONAL INC
filed 2004-11-05
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

As of November 2, 2004, the registrant had 15,490,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 26, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$418	$1,880
Accounts receivable, less allowance for doubtful accounts of $454 and $899	90,966	69,449
Prepaid expenses and other current assets	7,021	7,283
Deferred income taxes	1,234	1,452
Income tax receivable	7,185	11,261

Total current assets	106,824	91,325

Property and equipment, net	24,000	19,456
Goodwill, net	377,857	331,858
Intangible assets, net of accumulated amortization of $1,100 and $444	6,274	1,930
Other assets	7,417	8,318

Total assets	$522,372	$452,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$130	$122
Current portion of capital lease obligations	2,190	303
Accounts payable	15,834	11,359
Accrued compensation	15,130	7,280
Deferred income	6,282	6,419
Other accrued liabilities	42,648	25,538

Total current liabilities	82,214	51,021

Long-term debt	184,950	180,221
Capital lease obligations	1,317	44
Deferred income taxes	5,357	633
Deferred income	13,337	18,156
Other long-term liabilities	1,172	1,710

Total liabilities	288,347	251,785

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,583,000 and 15,732,000 issued	17	16
Additional paid-in capital	168,803	154,699
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	72,703	54,714
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,010	3,405
Effect of interest rate swaps	(580)	(804)

Total accumulated other comprehensive income	3,430	2,601

Total stockholders’ equity	234,025	201,102

Total liabilities and stockholders’ equity	$522,372	$452,887

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	$113,707	$90,740	$328,341	$265,243

Operating expenses	67,147	47,589	187,958	141,075
General and administrative expenses	32,664	27,855	95,246	83,593
Depreciation and amortization expense	2,835	2,607	7,154	7,928

Operating income	11,061	12,689	37,983	32,647

Other (income) expenses:
Interest expense	3,400	3,831	9,141	11,005
Interest income	(1)	(12)	(9)	(29)
Other, net	(16)	51	(23)	(8)

Income before provision for income taxes	7,678	8,819	28,874	21,679
Provision for income taxes	2,912	3,277	10,885	8,084

Net income	4,766	5,542	17,989	13,595

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,542	(93)	597	4,143
Unrealized gain (loss) on derivatives	(471)	389	232	895

Comprehensive income	$5,837	$5,838	$18,818	$18,633

Weighted average number of common shares outstanding:
Basic	15,239	14,255	14,879	14,119
Diluted	15,947	14,681	15,575	14,419

Net income per share:
Basic	$0.31	$0.39	$1.21	$0.96
Diluted	$0.30	$0.38	$1.15	$0.94

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, unless otherwise noted)

(Unaudited)

	For the Nine Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$17,989	$13,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,154	7,928
Income tax benefit from employee exercise of stock options	283	535
Deferred tax provision	4,699	727
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in acquisitions):
Accounts receivable, net	(11,816)	(8,591)
Prepaid expenses and other current assets	1,617	(2,928)
Income tax receivable	4,076	196
Accounts payable	1,146	2,305
Other accrued liabilities	5,890	5,191
Deferred income	(4,956)	(5,673)
Other	(938)	(438)

Net cash provided by operating activities	25,144	12,847

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(6,807)	(3,978)
Acquisitions and earn-out consideration, net of cash received	2,245	(6,819)

Net cash used in investing activities	(4,562)	(10,797)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(514)	(2,966)
Payments of credit facility, net	(22,820)	(3,586)
Proceeds from exercise of stock options	1,247	2,322

Net cash used in financing activities	(22,087)	(4,230)

Effect of exchange rate changes on cash and cash equivalents	43	502

Net decrease in cash and cash equivalents	(1,462)	(1,678)
Cash and cash equivalents at beginning of period	1,880	1,693

Cash and cash equivalents at end of period	$418	$15

Supplemental disclosures of cash flow information:
Interest paid	$5,448	$9,386
Income taxes paid	$5,943	$3,647

Non-cash transactions:

•	During the nine months ended September 26, 2004 and the year ended December 28, 2003, the Company acquired $3,511 and $1,482 in fixed assets through capital lease transactions.

•	During the nine months ended September 26, 2004, the Company issued common stock valued at $10,575 and a note payable to former shareholders for $27,720 for the acquisition of Northwestern Travel Management and common stock valued at $2,000 for a meetings and incentive company. For the year ended December 28, 2003, the Company issued common stock valued at $1,620 for the earn-out payment due SatoTravel.

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

The Company’s operations are primarily concentrated in one market segment—airline travel and related ancillary products—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the second and third quarters having higher airline bookings and the first and forth quarters having lower airline bookings. The majority of the leisure travel services and meetings and incentive services that the Company provides are directed to the Company’s corporate customers and the Company does not compile separate internal reporting of leisure travel or meetings and incentive activities.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 26, 2004, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 26, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform with current year presentations.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 26, 2004 are as follows:

Balance as of December 28, 2003	$331,858
Goodwill acquired during nine months	46,367
Additional purchase consideration paid during nine months	567
Foreign currency adjustments	(935)

Balance as of September 26, 2004	$377,857

Intangible Assets

The Company has intangible assets related to customer contracts and other customer-related intangibles, technology and trade names. The majority of these intangible assets were acquired in acquisitions in 2003 and 2004. The Company generally amortizes customer contracts and other customer-related intangibles over a life of ten years, technology assets over a life of three to five years and trade name assets over a life of ten years. Intangible assets, excluding goodwill, as of September 26, 2004 and December 28, 2003 consist of:

	September 26, 2004			December 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer contracts and other customer-related intangibles*	$5,000	$167	$4,833	$0	$0	$0
Acquisition-related developed technology	1,874	862	1,012	1,874	415	1,459
Trademarks and trade names	500	71	429	500	29	471

Total intangible assets, excluding goodwill	$7,374	$1,100	$6,274	$2,374	$444	$1,930

*	The gross carrying amount and accumulated amortization of customer contracts and other customer-related intangibles are pending final purchase price allocation.

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily interest rate changes, associated with the Company’s debt structure. The Company has entered into interest rate swaps to mitigate the risk of cash flow changes on floating-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $100 million as of September 26, 2004. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the nine months ended September 26, 2004 and September 28, 2003 the Company did not report a loss or a gain associated with the ineffectiveness of cash flow hedges. As of September 26, 2004 and December 28, 2003, the aggregate fair value of the swaps aggregates an unrealized loss of $935 and $1,310 and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in fair value for the three and nine months ended September 26, 2004 was a loss of $759 and a gain of $375, net of a tax benefit of $288 and tax expenses of $143. The change in fair value for the three and nine months ended September 28, 2003 was a gain of $389 and $895, net of taxes of $232 and $535.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income:
As reported	$4,766	$5,542	$17,989	$13,595
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(133)	(152)	(503)	(649)

Pro forma	$4,633	$5,390	$17,486	$12,946

Net income per share:
As reported:
Basic	$0.31	$0.39	$1.21	$0.96
Diluted	$0.30	$0.38	$1.15	$0.94
Pro forma:
Basic	$0.30	$0.38	$1.18	$0.92
Diluted	$0.29	$0.37	$1.12	$0.90

Net Income Per Share

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and nine months ended September 26, 2004, options for approximately 55,000 and 30,000 shares were excluded from diluted earnings per share. For the three and nine months ended September 28, 2003, options for approximately 250,000 and 310,000 shares were excluded from diluted earnings per share.

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

If any one of these contingencies is met, the debentures could be converted into an aggregate of 4,349,405 shares of Navigant’s common stock. These shares are not currently included in the diluted earnings per share calculation as of September 26, 2004. If these debentures were converted, there would be no immediate impact on net income. However, earnings per share calculations could be significantly impacted by the realization of these contingencies and ongoing interest expense would be reduced by the reduction in ongoing interest payments. Upon conversion of the debentures, the Company has a right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

At its September 2004 meeting the Financial Accounting Standards Board’s, or FASB, Emerging Issues Task Force reached a consensus that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus, if finalized and ratified by the FASB, could require retroactive restatement of diluted earnings per share for periods ending after December 15, 2004. If this consensus had been effective as of September 26, 2004, the impact for the three and nine months ending September 26, 2004 would have been a decrease to the Company’s diluted earnings per share by $0.04 and $0.17. This consensus would not have an impact to the Company’s earnings per share for periods prior to 2004.

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

NOTE 4—BUSINESS COMBINATIONS

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions, which could require adjustment in the future.

Effective February 1, 2004, the Company acquired a meetings and incentive company. This acquisition resulted in total goodwill of $6,953 and was accounted for under the purchase method for a purchase price of $5,500, consisting of cash of $3,500 and issuance of 120,772 shares of capital stock at a total value of $2,000. This acquisition enhanced the Company’s meetings and incentive expertise and expanded its management team. A significant portion of the recorded goodwill was attributed to the assembled workforce acquired.

In June 2004, the Company acquired privately-held Northwestern Travel Service, L.P. (“Northwestern”). At the time of the acquisition, Northwestern was the 12th largest travel management company in the United States. Navigant paid $775 in cash, $19,520 in the form of a short-term promissory note (which was substantially all paid during the three months ended September 26, 2004) and issued to the sellers Navigant common stock valued at approximately $10,575 (approximately 611,000 shares). The stock consideration was valued at the average closing price of Navigant stock for an agreed upon period of time prior to the effective date of this acquisition. Subject to contingencies, if Northwestern achieves certain revenue objectives by the first anniversary of the closing, the sellers will be entitled to up to approximately $10,200 in additional cash consideration. As of September 26, 2004, the Company recorded a $8,200 liability related to the contingent cash consideration. The majority of the excess of purchase price over tangible net assets acquired was allocated to goodwill, with $5,000 related to customer contracts and customer-related intangibles being allocated to intangible assets, pending final purchase price allocation. A significant portion of the recorded goodwill was attributed to the assembled workforce acquired. This acquisition enhanced the Company’s meetings and incentive expertise, expanded the critical mass of the Company’s North Central Region and heightened the Company’s market presence and opportunities.

The Company also acquired a small general travel management company in the nine months ended September 26, 2004. The results of this acquisition have been included in the Company’s results from the date of acquisition.

All acquisitions were included in the results of operations for the three months ended September 26, 2004. The following presents the unaudited pro forma results of operations of the Company for the nine months ended September 26, 2004 and September 28, 2003, giving retroactive effect to the results of the acquisition of Northwestern as if this acquisition had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $1,862 for the nine months ended September 26, 2004 and $2,086 for the nine months ended September 28, 2003, to reflect the interest expense associated with the debt incurred to finance the acquisition and the inclusion of a federal income tax provision on all earnings:

	For the Nine Months Ended
	September 26, 2004	September 28, 2003
	(unaudited)
Revenues	$345,152	$293,415
Net income	$19,851	$15,681
Net income per share – basic	$1.30	$1.06
Net income per share – diluted	$1.24	$1.04

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of each period or the results which may occur in the future.

NOTE 5—SIGNIFICANT CUSTOMER

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for revenues ranging from 19% to 24% of the Company’s total revenues for the periods presented. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should carefully consider the risk factors set forth in our 10-K dated December 28, 2003 as well as other factors identified from time to time in our filings with the Securities and Exchange Commission. If any of these risks should actually occur, our actual results could differ materially from our forward-looking statements.

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

During the year ended December 28, 2003, including the three and nine months ended September 28, 2003, we were adversely affected by the continued weak economic conditions in the United States, the war in Iraq and general concerns regarding Severe Acute Respiratory Syndrome, or SARS. Our revenue increases or decreases with the level of travel activity, and particularly with the volume of business travel. These world events affected, or were perceived to degrade, traveler safety. Many of our customers reduced their travel and as a result our 2003 transaction levels decreased when compared to 2002. Transaction levels in 2004 have improved to a level relatively consistent with 2002 levels. We attribute the improvement in transaction levels primarily to an improving economy and our success in managing client retention.

On March 17, 2004, we signed a Global Business Travel Venture Agreement with TUI Business Travel Deutschland, GmbH. Under this agreement, we agreed to purchase a fifty percent interest in TQ3 Travel Solutions GmbH, once certain issues between the parties were resolved. Those issues were only recently resolved, and we expect that the purchase will be completed before December 26, 2004 for a purchase price of approximately $1 million. TQ3 Travel Solutions is a leading provider of quality, innovative travel expense management solutions to companies around the world. We believe that our alliance with TQ3 will expand our global reach and solidify our ability to serve major clients in key markets worldwide.

On June 16, 2004, we acquired Northwestern Travel Service, L.P. from Northwestern Travel Service, Inc., and the Noble Family Limited Partnership. Founded in 1969 and headquartered in Minneapolis, Northwestern provides corporate travel management services combining personalized customer service and web-enabled technologies. Northwestern, with twenty-three offices and thirty-seven on-site locations, at the time of the acquisition was the 12th largest travel management company in the United States.

During the three months ended September 26, 2004, we recognized a decrease in revenue per transaction from prior quarters in 2004, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions due to customer agreements with carriers and quicker than anticipated adoption of on-line solutions at many smaller customers. We believe approximately 50% of the decline will be temporary in nature. We expect, however, that customers will continue to (1) renegotiate their contracts with us, (2) enter into agreements directly with carriers to reduce override commissions and (3) adopt on-line solutions from us. We have been planning and intend to implement cost saving measures and renegotiate certain of our agreements with customers and vendors in response to these events.

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

Expenses

Our direct operating expenses include principally labor expense, which comprised 54% and 56% of total direct operating expenses for the three and nine months ended September 26, 2004 and 66% and 67% of total direct operating expenses for the three and nine months ended September 28, 2003, communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expense decreased in 2004 as a result of our acquisition of a meetings and incentive company in the first quarter 2004, which has a higher ratio of cost of sales related to production of meetings and events compared to labor costs.

Our general and administrative expenses include principally labor expense, which comprised 57% and 58% of total general and administrative expenses for the three and nine months ended September 26, 2004 and 52% and 54% of total general and administrative expenses for the three and nine months ended September 28, 2003, occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased from the prior year primarily as a result of higher health insurance costs, annual raises that were effective in the second quarter of 2004 and the hiring of additional resources in our internal technology and operation departments associated with the planned roll-out of two new product initiatives, Passportal TM and NetProfileTM.

Critical Accounting Policies

Accounting for Acquisitions

Our acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions, which could require adjustment in the future. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments to these estimates in future periods.

The remainder of our critical accounting policies are described in Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2003. The accounting policies used in preparing our interim consolidated financial statements for the three and nine months ended September 26, 2004 are the same as those described in our Annual Report on Form 10-K for the year ended December 28, 2003.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three months and nine months ended September 26, 2004 and September 28, 2003:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	59.0	52.4	57.2	53.2
General and administrative expenses	28.7	30.7	29.0	31.5
Depreciation and amortization expense	2.5	2.9	2.2	3.0

Operating income	9.8	14.0	11.6	12.3
Interest expense, net	3.0	4.2	2.8	4.1
Other, net	0.0	0.1	0.0	0.0

Income before provision for income taxes	6.8	9.7	8.8	8.2
Provision for income taxes	2.6	3.6	3.3	3.1

Net income	4.2%	6.1%	5.5%	5.1%

Revenues

Consolidated revenues increased 25.3%, from $90.7 million for the three months ended September 28, 2003 to $113.7 million for the three months ended September 26, 2004. This increase was due to a 5.0% internal growth in transactions from our existing customer base or approximately $2.9 million of revenues and approximately $26.0 million in additional revenue as a result of acquisitions made in mid to late 2003 and in the first and second quarters of 2004. These increases in revenues were offset by decreases of approximately $5.0 million in revenue, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions on customer contracts and quicker than anticipated adoption of on-line solutions at many smaller customers.

Consolidated revenues increased 23.8%, from $265.2 million for the nine months ended September 28, 2003 to $328.3 million for the nine months ended September 26, 2004. This increase was due to a 7% internal growth in transactions from our existing customer base or approximately $14.6 million of revenues, an increase in our meetings and incentive business, and approximately $56 million in additional revenue as a result of acquisitions made in mid to late 2003 and in the first and second quarters of 2004. These increases in revenues were offset by decreases of approximately $5.0 million in revenue, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions on customer contracts and quicker than anticipated adoption of on-line solutions at many smaller customers which occurred in third quarter 2004.

Operating Expenses

Operating expenses increased 41.1%, from $47.6 million, or 52.4% of revenues, for the three months ended September 28, 2003 to $67.1 million, or 59.0% of revenues, for the three months ended September 26, 2004. This increase is primarily due to $19.8 million of additional operating expenses from the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than our historical combined operations. The increase in operating expenses as a percentage of revenues is primarily due to the meetings and incentive business having a higher operating expense as a percentage of revenue and also reflects the factors which decreased revenues as stated above.

Operating expenses increased 33.2%, from $141.1 million, or 53.2% of revenues, for the nine months ended September 28, 2003 to $188.0 million, or 57.2% of revenues, for the nine months ended September 26, 2004. This increase is primarily due to $40.9 million of additional operating expenses from the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than our historical combined operations. The balance of the increase is attributable to increased transactions and some additional agents being added. The increase in operating expenses as a percentage of revenues is primarily due to the meetings and incentive business having a higher operating expense as a percentage of revenue and also reflects the factors which decreased revenues as stated above.

General and Administrative Expenses

General and administrative expenses increased 17.3% from $27.9 million, or 30.7% of revenues, for the three months ended September 28, 2003 to $32.7 million, or 28.7% of revenues, for the three months ended September 26, 2004. This increase was primarily due to costs resulting from the 2003 and 2004 acquisitions aggregating approximately $3.2 million, annual raises that became effective in the second quarter of 2004 and increased health insurance costs. General and administrative expenses as a percentage of revenue declined as a result of operating leverage realized with higher revenue levels.

General and administrative expenses increased 13.9%, from $83.6 million, or 31.5% of revenues, for the nine months ended September 28, 2003 to $95.2 million, or 29.0% of revenues, for the nine months ended September 26, 2004. This increase was primarily due to costs resulting from the 2003 and 2004 acquisitions aggregating approximately $6.5 million, annual raises that became effective in the second quarter of 2004 and increased health insurance costs. General and administrative expenses as a percentage of revenue declined as a result of operating leverage realized with higher revenue levels.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 8.7% from $2.6 million, or 2.9% of revenues, for the three months ended September 28, 2003 to $2.8 million, or 2.5% of revenues, for the three months ended September 26, 2004. The increase reflects the $167 expense incurred in relation to the amortization of the customer contracts and customer-related intangibles identified as intangible assets in conjunction with the acquisition of Northwestern Travel Management in June of 2004 (pending final purchase price allocation), the increase in depreciation as a result of a change in the mix of equipment leases to favor capital leases over operating leases during the three months ended September 26, 2004 and the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the three months ended September 26, 2004.

Depreciation and amortization expense decreased 9.8% from $7.9 million, or 3.0% of revenues, for the nine months ended September 28, 2003 to $7.2 million, or 2.2% of revenues, for the nine months ended September 26, 2004. This decrease is primarily due to a change in the mix of equipment leases as we took on some operating leases in the first and second quarters of 2004 which resulted in general and administrative expenses rather than depreciation expenses. The increase reflects the $167 expense incurred in relation to the amortization of intangible assets identified in conjunction with the acquisition of Northwestern Travel Management in June of 2004 (pending final purchase price allocation), the increase in depreciation as a result of a change in the mix of equipment leases to favor capital leases over operating leases during the three months ended September 26, 2004 and the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the three months ended September 26, 2004.

Interest Expense, Net

Interest expense, net, decreased from $3.8 million for the three months ended September 28, 2003 to $3.4 million for the three months ended September 26, 2004. This decrease is attributable to the decrease in the average interest rates incurred from 8.8% for the three months ended September 28, 2003 to 6.7% for the three months ended September 26, 2004 resulting in approximately $1.0 million in savings. This reduction in average interest rates reflects our new revolving credit facility, five year term loan, and the November 2003 offering of $72.0 million aggregate amount of 4.875% convertible subordinated debentures. This decrease is partially offset by the increase in the weighted average debt balance from $175.2 million for the three months ended September 28, 2003 to $201.9 million for the three months ended September 26, 2004, which resulted in an increase in interest expense of $449. The increase in the weighted average debt balance is attributable to our 2004 acquisitions.

Interest expense, net, decreased from $11.0 million for the nine months ended September 28, 2003 to $9.1 million for the nine months ended September 26, 2004. This decrease is attributable to our refinancing of existing indebtedness in November 2003, which reduced the weighted average interest rate from 8.3% for the nine months ended September 28, 2003 to 6.3% for the nine months ended September 26, 2004 resulting in approximately $2.9 million in interest savings. This decrease is offset by the increase in the weighted average debt balance from $176.4 million for the nine months ended September 28, 2003 to $192.4 million for the nine months ended September 26, 2004, which resulted in an increase in interest expense of $760. The increase in the weighted average debt balance is attributable to our 2004 acquisitions.

Liquidity and Capital Resources

On September 26, 2004, we had cash of $418 thousand, working capital of $24.6 million, borrowings of $104.4 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the Credit Facility, $72 million of convertible subordinated debentures, notes payable in the amount of $8.3 million note due to the former shareholders of Northwestern Travel Management, $3.9 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $55.5 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at September 26, 2004 was approximately $422.6 million.

During the first nine months of 2004, net cash provided by operating activities was $25.1 million. The increase in net cash provided by operating activities is primarily due to net income of $18.0 million and non-cash depreciation of $7.2 million and deferred income taxes of $4.7 million offset by increase in accounts receivable of $11.8 million attributable to the normal seasonality of our business. Net cash used in investing activities was $4.6 million, including $6.8 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, offset by $2.2 million cash received in excess of price paid from acquisitions of the 2004 purchased companies. Net cash used in financing activities was $22.1 million, including payments on our Credit Facility of $22.8 million, offset by proceeds from the exercise of stock options of $1.2 million.

During the first nine months of 2003, net cash provided by operating activities was $12.8 million. Net cash used in investing activities was $10.8 million, including $4.0 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $6.8 million for cash paid for acquisitions of the 2003 purchased company and earn-out consideration for the 2002 purchased companies. Net cash used in financing activities was $4.2 million, including payments of our Credit Facility of $3.6 million and payments of long term debt of $3.0 million, offset by proceeds from the exercise of stock options of $2.3 million.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan (of which $42.5 million is currently outstanding) and is guaranteed by all our existing and future direct and indirect domestic subsidiaries. We closed this Credit Facility on November 7, 2003. As part of the Credit Facility agreement and with respect to the term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. We intend to service these obligations using cash provided by operations and borrowings under the revolving credit line. As of September 26, 2004, we were in compliance with the financial covenants of this Credit Facility. Please see “Risk Factors-Our Credit Facility imposes restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities” as detailed in our Annual Report on Form 10-K.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Under this credit arrangement, we are obligated to make semi-annual interest payments based on the stated interest rate of 4.875% and the principal amount outstanding. We intend to service these obligations using cash provided by operations and borrowings under the revolving credit line. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

We have financed our operational growth and acquisitions primarily from internally generated cash flow from operations and borrowings under the Credit Facility. We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least the third quarter of fiscal 2005 based on current budgets. The Company plans to invest an approximately $2.0 million in capital expenditures through the remainder of 2004. These investments will fund subsequent phases of software development for PassPortal and NetProfile. Additionally, the Company has an additional payment of $2.5 million on its term loan during the remainder of 2004. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long term obligations.

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

Accounts Receivable

Our accounts receivable balance has increased over the past two years, with the balance increasing 31.0% from $69,449 as of December 28, 2003 to $90,966 as of September 26, 2004. A significant portion of this increase is seasonal as our receivable balance is generally higher at the end of the first, second and third quarters of our fiscal year, which is reasonable in conjunction with our increase in transactions for the applicable quarters compared to late November and most of December. This is consistent with prior years as illustrated on the Consolidated Statement of Cash Flows. Additionally, a portion of the increase results from acquisitions of the 2004 purchased companies. We acquired $9.8 million in receivables with the 2004 purchased companies. Our past due receivables and our historical trend of uncollectible receivables has improved significantly over the past year resulting in a lowering of the allowance balance despite some of the seasonal growth in the receivables.

Receivables have increased at a rate disproportionate to revenue over the past few years also, in part as a result of our European operations increasing at a pace greater than our U.S. operations. Generally, more European customers pay for their tickets through the use of a receivable while the majority of our U.S. customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift our customers to the use of point of sale credit cards, the increase of our European operations has resulted in an increase in our overall receivables balance during the past couple years. We expect this trend to reverse in the future, providing European customers continue to increase their use of credit cards.

In understanding the fluctuations of the accounts receivable balance, we believe it is important to note that, when a customer on account (as opposed to a customer using a credit card) purchases an airline ticket, we record the total amount of the ticket and our fee as a receivable, but only our fee is recorded as revenue. The receivable recorded for the value of the ticket is offset by a related accounts payable to the carrier. As a result of these entries, the receivable recorded for a transaction for a customer on account generally exceeds the revenue we actually earn for that transaction, often by a significant amount. For credit card transactions, on the other hand, we only record our fee as a receivable, which equals the amount recorded as revenue. This fee receivable usually is collected quickly.

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

As mentioned above, we have issued $72.0 million in principal amount of convertible subordinated debentures. These debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the future. The conversion of the convertible debentures to stock will have no immediate impact on net income. However, our earnings per share calculations could be significantly impacted by the realization of this contingency and ongoing interest expense will be reduced by the reduction in ongoing interest payments.

At its September 2004 meeting the Financial Accounting Standards Board’s, or FASB, Emerging Issues Task Force reached a consensus that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus, if finalized and ratified by the FASB, could require retroactive restatement of diluted earnings per share for periods ending after December 15, 2004. If this consensus had been effective as of September 26, 2004, the impact for the three and nine months ending September 26, 2004 would have been a decrease to our diluted earnings per share by $0.04 and $0.17. This tentative consensus would not have an impact to our earnings per share for periods prior to 2004.

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

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility at September 26, 2004 of $104.4 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $522 annualized increase or decrease in interest expense. We also enter into hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Note 2 of the Notes to Consolidated Financial Statements for details on these hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of the end of the third quarter and have concluded that the disclosure controls and procedures are effective as of September 26, 2004 for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports we file under the Securities Exchange Act of 1934.

Changes in Disclosure Controls and Procedures

There were no significant changes in our disclosure controls and procedures that occurred during our third quarter ended September 26, 2004 that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

During the first quarter ended March 28, 2004, we issued the following unregistered securities:

Persons or Classes of Persons to Whom Sold	Date of Sale	Title of Securities Sold	Number of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Exemption from Registration Claimed	Term of Exercise of Conversion
Incentive Connections, Inc.	February 19, 2004	Common Stock	120,772 shares	None	Ownership Rights	Non-public offering under Section 4(2)	N/A

ITEM 5. OTHER INFORMATION.

On November 3, 2004, Mr. Adams and the Company entered into an Amendment to Amended and Restated Employment Agreement. This Amendment increased Mr. Adam’s base annual salary to $400,000. The Amendment also clarified that, upon a termination of his employment as a result of a change of control, in addition to his base salary for three years and his health and dental benefits, Mr. Adams will also receive in each of the three years after termination an amount equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to forty percent (40%) of his base annual salary. Under the Amendment, Mr. Adams may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Adams’ judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. The Amendment also provides that, in the event of Mr. Adams’ death at a time when the Company is obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Adams’ estate. In addition, the Amendment clarified and updated various provisions of the Amended and Restated Employment Agreement.

On November 3, 2004, Mr. Griffith and the Company entered into an Amendment to Amended and Restated Employment Agreement. This Amendment increased Mr. Griffith’s base annual salary to $325,000. The Amendment also provides that, upon a termination of his employment as a result of a change of control, Mr. Griffith will continue to receive his base salary for three years, along with health and dental benefits, from the date of termination. In addition, upon a termination as a result of a change of control, Mr. Griffith will also receive in each of the three years after termination an amount equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to thirty percent (30%) of his base annual salary. Under the Amendment, Mr. Griffith may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Griffith’s judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. The Amendment also provides that, in the event of Mr. Griffith’s death at a time when the Company is obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Griffith’s estate. In addition, the Amendment clarified and updated various provisions of the Amended and Restated Employment Agreement.

On November 3, 2004, Mr. Coffman and the Company entered into an Amendment to Amended and Restated Employment Agreement. This Amendment increased Mr. Coffman’s base annual salary to $220,000. The Amendment also provides that, upon a termination of his employment as a result of a change of control, Mr. Coffman will continue to receive his base salary for thirty (30) months, along with health and dental benefits, from the date of termination. In addition, upon a termination as a result of a change of control, Mr. Coffman will also receive in the two years after termination an amount equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to fifteen percent (15%) of his base annual salary, and a prorated amount of such bonus for six months thereafter. Under the Amendment, Mr. Coffman may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Coffman’s judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. The Amendment also provides that, in the event of Mr. Coffman’s death at a time when the Company is obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Coffman’s estate. In addition, the Amendment clarified and updated various provisions of the Amended and Restated Employment Agreement.

On November 3, 2004, Mr. Over and the Company entered into an Amendment to Amended and Restated Employment Agreement. This Amendment increased Mr. Over’s base annual salary to $220,000. The Amendment also provides that, upon a termination of his employment as a result of a change of control, Mr. Over will continue to receive his base salary for thirty (30) months, along with health and dental benefits, from the date of termination. In addition, upon a termination as a result of a change of control, Mr. Over will also receive in each of the two years after termination an amount equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to fifteen percent (15%) of his base annual salary, and a prorated amount of such bonus for six months thereafter. Under the Amendment, Mr. Over may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Over’s judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. The Amendment also provides that, in the event of Mr. Over’s death at a time when the Company is obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Over’s estate. In addition, the Amendment clarified and updated various provisions of the Amended and Restated Employment Agreement.

ITEM 6. EXHIBITS.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004.

NAVIGANT INTERNATIONAL, INC.
a Delaware corporation

By:	/s/ Robert C. Griffith
Name:	Robert C. Griffith
Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)