Form 10-K
period 2004-12-26
NAVIGANT INTERNATIONAL INC
filed 2005-10-07
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 25, 2004 was approximately $245,594,000, based on the closing price as reported on the Nasdaq National Market on such date of $17.72 per share.

As of September 23, 2005, the registrant had 15,515,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should carefully consider the risks described below in Risk Factors and other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, or the SEC. If any of these risks should actually occur, our actual results could differ materially from our forward-looking statements.

PART I

ITEM 1.	BUSINESS.

GENERAL

We are the second largest provider of corporate travel management services in the United States based on number of airline tickets sold in 2004. With operations throughout the United States, various U.S. territories and 21 foreign countries, we manage all aspects of our clients’ travel processes, focusing on reducing their travel expenses, typically one of the largest controllable expenses in a corporate budget. We believe that by providing high quality service, proprietary technology, a local presence and entering into management contracts we are able to retain a significant portion of our clients from year to year. Through TQ3 Travel Solutions, GmbH, our alliance with TQ3 Travel Solutions Management Holding, GmbH, or TQ3 Management Holding, and our acquisitions of SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited in February of 2005, we believe that we have expanded our global reach and further solidified our ability to effectively serve the interests of our major customers in key worldwide markets. Through Scheduled Airlines Traffic Offices, Inc., or SatoTravel®, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. Our Navigant Performance Group™ provides innovation and expertise in the areas of incentive programs, meetings and special events. We also provide specific group and leisure travel services, largely to our corporate clients. On September 23, 2005, we had 126 regional and branch offices and approximately 620 client on-site locations.

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

We believe that nearly all of our transactions currently are generated from clients under management contracts or service fee arrangements. Although the terms of our management contracts vary by client, and depend on the type of services provided, we typically are entitled to receive a pre-negotiated management fee and to be reimbursed for our direct operating expenses and indirect overhead costs.

AVAILABLE INFORMATION

Additional information on us can be found on our Web site, www.tq3navigant.com. Here we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. We also have available a code of conduct, which can be found on our Web site. We have not incorporated by reference the information on our Web site into this Annual Report and you should not consider it part of this document.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In 1997, U.S. Office Products purchased Professional Travel Corporation, and Mr. Adams became president of U.S. Office Products’ Corporate Travel Services Division. He was charged with building a national corporate travel management company focused on middle market clients. Under U.S. Office Products’ ownership, the management team led by Mr. Adams acquired an additional eleven regional corporate travel management companies and significantly increased the geographic scale and client base of the business.

In June 1998, U.S. Office Products distributed 10,984,000 shares of our common stock to the stockholders of U.S. Office Products (the “Travel Distribution”). Additionally, we completed an initial public offering of 2,000,000 shares of our common stock simultaneously with the Travel Distribution. The Travel Distribution was part of a restructuring plan in which U.S. Office Products spun off its print management, technology solutions, educational supplies and corporate travel services businesses. Following the Travel Distribution, we continued to acquire regional corporate travel management companies. From 1998 through 2003, we acquired approximately 38 regional travel management companies, including SatoTravel, a meetings and incentive company and a company specializing in the delivery of travel services over the Internet. In 2004, we acquired three additional travel management companies, including Northwestern Travel Management, along with a meetings and incentive company. Thus far in 2005, we have acquired three additional travel management companies.

TRAVEL SERVICES INDUSTRY

We believe the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector and the corporate travel management sector, which includes governmental travel. We compete in the corporate travel management sector. According to the Travel Industry Association of America, Americans spent a total of $490 billion on domestic travel in 2003, of which we believe a significant portion was for business travel.

The corporate travel management industry grew dramatically as a result of the deregulation of the airline industry in 1978. The complex pricing strategies adopted by the airlines to maximize their yields and loads created an opportunity for travel management companies to assist mid-sized and large companies in managing their travel expenses. Although some carriers have recently announced “price simplification,” not all carriers have matched this strategy and the carriers that have simplified fares still have numerous pricing strategies on a global basis. Over the years, the industry has progressed from merely delivering low-cost airline tickets to providing end-to-end support and services.

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

The corporate travel management industry has changed significantly since 1995. Some of the major changes include conversion to management contracts and service fee arrangements, reduction in and elimination of commissions from airlines, increasing industry reliance on technology and expansion of services offered to clients.

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

The industry has been undergoing numerous challenges since the September 11, 2001 terrorist attacks, including the decline in travel from the levels that existed prior to those attacks, the recession in the U.S. economy, continued geopolitical instability, world health concerns and rising energy prices. These challenges, in part, led to bankruptcy filings by major airlines, including United Airlines, US Air, Delta and Northwest. Many factors could cause other airlines to experience adverse economic pressure, which could lead to other carriers seeking bankruptcy protection as well.

BUSINESS STRATEGY

Our mission is to provide corporate travel management services delivered globally by our unified team of responsive professionals who are committed to exceeding the expectations of shareholders, clients and fellow associates. We refer to our employees as associates.

The principal elements of our business strategy are to:

•	Generate internal growth through:

•	Local marketing focused on increasing our middle market client base. We intend to expand our client base of middle market companies by capitalizing on the breadth of our services, size, geographic scope and financial resources while maintaining our local and regional relationships and service. We believe that our global presence will attract middle market corporate clients that have locations in more than one geographic region.

•	Increasing our military and government client base. In the 50 years that SatoTravel has served the travel needs of U.S. military and government clients it has gained a strong understanding of the intricacies of military and government travel standards and protocol. SatoTravel has developed customized programs, technology and services to fit the unique needs of military and government travelers. We believe that we can continue to use this expertise to compete effectively for additional similar business.

•	Expanding our client base to large-scale corporate clients. Through our state-of-the-art technology call centers and TQ3 Travel Solutions, we believe we have the ability to service and compete for large-scale corporate clients. Our state-of-the-art call centers provide clients with premium service, flexibility and cost-saving opportunities.

•	Continuing our cross-selling efforts. We will continue to market our incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients and market leisure travel to our clients’ employees.

•	Use the Internet to attract new clients and increase efficiency. The Internet provides a multifaceted opportunity for us, which can be exploited both in our existing corporate business and in our growing leisure travel operations. On the corporate side, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving our clients electronically, whether over the Internet or through corporate intranets, we can reduce transaction costs. In addition, both the Internet and client intranets allow us to more effectively market leisure travel service to employees of our existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives. In June 2004, we launched Passportal™, our online booking and travel management tool that offers traditional air, hotel and car booking options as well as travel management, policy enforcement and reporting.

•

Leverage our size to decrease costs and increase revenues. As the second largest corporate travel management company in the United States based on airline tickets sold, we believe we can negotiate favorable contracts with vendors and travel suppliers, including incentive override contracts. Travel service providers and vendors value travel volume, profitability of that volume and increased market share over what these vendors and providers could otherwise achieve. These contracts include agreements with selected global distribution system vendors, hotel commission clearinghouses, rental car companies, hotel property management companies and airlines. Some of these agreements provide payments to us of up-front incentives, as well as annual payments or cost savings that we believe are higher than smaller companies in our industry receive. In addition, we believe that we can benefit from greater purchasing power in such key expense areas as telecommunications, insurance, overnight delivery, employee benefits, office supplies and printing. We believe that we continue to achieve economies of scale through the integration of our back-office operations, technology development and information and management systems at our current operations, while freeing local management to focus on growth and customer service. In addition, we continue to consolidate regional locations and eliminate unnecessary facilities.

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

Our ability to implement these strategies is subject to the risk factors described in this report on pages 26 through 35.

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

We book travel reservations for our clients with a variety of travel suppliers, including airlines, hotels and rental car companies, using three major global distribution systems—Sabre, Galileo/Apollo and Worldspan. We have long-term agreements with each of these companies. After making travel reservations for our clients, we issue tickets, both paper and electronic, and provide our customers with detailed itineraries, which include confirmation numbers for airline, hotel and car rental reservations.

We can assist our clients in developing travel policies that enable each client to manage its travel expenses. These policies can mandate the use of particular vendors, set parameters on the class of service used by travelers, require advance purchase of airline tickets and define the use of “frequent flier” program benefits. These policies may also have risk management features, such as limiting the number of officers and employees who may travel on the same flight.

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

We operate a 24-hour toll-free telephone service to provide emergency assistance to travelers. Many other travel management companies contract with us to use this service and we believe it is one of the best 24-hour services in the travel industry.

We have a meetings and incentive subsidiary doing business as Navigant Performance Group, or NPG. NPG operates throughout the United States, Canada and the United Kingdom and provides innovation and expertise in the areas of incentive programs, meetings and special events. Services provided by NPG include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management. We derive part of our meetings and incentive business through our existing corporate client base.

Through our multiple call centers, TQ3 Travel Solutions and advanced technology, we provide our clients with premium service, flexibility and cost-saving opportunities.

In addition to corporate travel management, we provide leisure travel services to both individuals and groups as a small portion of our overall business. We derive part of our leisure travel business through our existing corporate client base.

Use of Technology

We embrace technology as a key to future success in the corporate travel management industry. Our information technology can provide our clients’ corporate travel managers, as well as financial officers, with extensive data about individual, departmental and company travel activity and patterns on a daily, real-time basis. We can use this information to consult with our corporate clients regarding the structure, operation and efficiency of a variety of corporate travel policies. In addition, we can provide corporate clients with comprehensive information about cost-saving opportunities for the travel undertaken by their employees.

Our wholly-owned subsidiary, AQUA™ Software Products, Inc., has developed a fully-automated quality assurance program, AQUAPlatinum™, which features both a quality auditing system and a computerized cost avoidance system. We have branded our version of this product AQUA. AQUA’s Trip Auditor™ module checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler’s preferred seat assignments, hotel rate comparisons and frequent-flier upgrade opportunities. AQUA’s FareBuster™ module is a computerized cost avoidance program which checks each record for a lower airline fare and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA also advises travel managers of travelers who are not taking advantage of the lowest fare. Currently, we have the AQUA system installed to process nearly 100% of our transactions. Three of the top five travel management companies in the United States license portions of the AQUA system.

We believe that the Internet has the potential to allow us to provide an even higher level of service to our corporate clients while significantly reducing distribution costs, especially labor costs. We have developed an integrated online travel management solution, Passportal, which was launched in June 2004. We have also developed a web-based application, NetProfile™, which we launched in May 2004 to provide customer creation and management of traveler profiles that are centrally managed, standardized, and easily accessible. We serve our corporate clients through our consolidated Web site, TQ3Navigant.com, and our suite of Internet products and services, BusinessFLYR™, ReportFLYR™, RescueFLYR™, AlertFLYR™ and PolicyFLYR™. BusinessFLYR allows our corporate clients to book air, car and hotel travel online while enforcing corporate travel policy and capturing their travel spending patterns. Several different online booking systems can be configured based on the corporate client’s requirements. Through ReportFLYR, the corporate client can view trip information sorted at every level of corporate organization, from individual traveler to department, division or entire company. ReportFLYR allows corporate travel managers and other executives the ability to view their company’s travel activities and real-time data 24 hours a day using a password-protected system. We have introduced additional Internet products, including RescueFLYR, a product designed to help travelers salvage value from an unused, non-refundable ticket; AlertFLYR, a tool to organize and monitor valuable travel data in a single, customizable view; and PolicyFLYR, a policy management/adherence application that allows corporations to define their corporate travel policies and apply these definitions against invoiced transactions, generating email notifications to the traveler, supervisor and/or other designates for non-compliant records communicating what the appropriate purchasing decision should have been and thus improving policy compliance and driving down corporate travel and entertainment expenses.

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

Although we rely heavily on technology, the total funds spent during the last three fiscal years on company-sponsored research and development has not been material. We primarily focus our technology development and implementations on replacing third party applications that are generally available within our industry. As a result, we have spent less than $200 thousand in each of the last three years on research and development. Our existing programmers and other IT staff perform research and development as an adjunct to their day to day duties. We do not consider, and do not track, their research and development time as an incremental expense. Thus, we consider our research and development expense to be not material to our results of operations, taken as a whole.

Distribution of Services

We provide corporate travel management services to our clients through several channels, including on-site offices, regional travel management offices, call centers and on-site satellite ticket printers, or STPs. We believe this regional focus allows us to provide personal service and specialized local market knowledge.

As of September 23, 2005, we had approximately 620 on-site offices on client premises, where we provide customized trip planning and reservation and ticketing services to the employees of corporate and governmental clients. On-site operations are typically used by clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, we are able to work one-on-one with the client’s travel manager to meet the client’s travel needs, including the need for customized travel information and negotiations with travel suppliers frequently used by the customer.

As of September 23, 2005, we had 126 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting. The regional nature of these offices allows them to leverage their local market expertise and to provide quick, responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

As of September 23, 2005, we operated four call centers, which serve our large-scale corporate clients and several military and governmental customers. Call centers are typically used by corporate, military and government clients with more than $40.0 million in travel expenditures per year. The call centers provide clients with premium service, flexibility and cost-saving opportunities.

As of September 23, 2005, we also operated approximately 190 STPs at client locations across the country. We use these printers to distribute tickets instantly to clients whose field locations have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. We believe that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

We have entered into arrangements with third parties pursuant to which we fulfill travel reservations placed on the Internet. In addition, through our Passportal Web site, we allow clients to, among other things, check flight times, make reservations, access and sort password-protected corporate travel data, find restaurants and automatic teller machines and access the latest currency conversion rates.

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

SIGNIFICANT CUSTOMERS

We provide services to numerous agencies and entities of the federal government under various individual contracts, which in the aggregate account for approximately 19% of our total revenues in 2004, 24% in 2003 and 23% in 2002. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

MARKETING AND SALES

Our marketing continually targets both new and existing customers. Our sales staff identifies potential clients, and develops opportunities to provide additional travel services to existing clients. Over the past few years, travel policy and travel purchasing decisions in larger companies have been centralized in purchasing departments, with travel managers or within the offices of chief financial officers. The selection of a travel agency has also become more formal, with larger accounts soliciting bids through “requests for proposals.” We have adapted to these changes by relying on a sales force specially trained in the business of corporate travel, supported by experienced marketing staff. We have approximately 105 associates in our sales and marketing departments.

COMPETITION

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors may have greater brand-name recognition and financial resources than we do. The largest corporate travel management company is significantly larger than us or our other competitors, and we compete with several companies that are similar in size to us. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Some of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers that give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered by us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for us to attract clients in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

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

INTERNATIONAL OPERATIONS

We continue to place emphasis on international markets as we look to further expand the presence of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the goods and services that these brands and businesses offer. We believe our interest in TQ3 Travel Solutions, acquired in 2004, has expanded our global reach and solidified our ability to serve major clients in key markets worldwide. We also acquired SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited in February of 2005. As a percentage of total revenue, international operations represented approximately 8% in 2004, 9% in 2003 and 6% in 2002.

MANAGEMENT INFORMATION SYSTEMS

We use networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all of our offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with associates and each other throughout the business day. We employ technicians to administer, install and maintain our computer hardware and software, as well as computer programmers to create software solutions for us and our customers. We began implementing a single, company wide information technology platform to service our accounting and reporting requirements in 1999, and with the exception of SatoTravel and NPG, 100% of our North American transactions are currently being transacted on the same platform. We plan to convert SatoTravel to our standard system by early 2006.

EMPLOYEES

As of September 23, 2005, we had approximately 5,200 full-time associates, none of whom are subject to collective bargaining agreements. We believe that we enjoy good relations with our associates.

ITEM 2.	PROPERTIES.

As of September 23, 2005, we operated 126 facilities, all of which are leased. We operated 92 facilities in the United States and 34 internationally. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business at capacity for the foreseeable future.

Our headquarters facility is also leased. Our principal executive offices are located at 84 Inverness Circle East, Englewood, Colorado 80112, and our telephone number is (303) 706-0800.

ITEM 3.	LEGAL PROCEEDINGS.

We have been informed by the SEC that the staff of the Division of Enforcement is conducting an informal inquiry, which we understand is focused on the restatement of our financial statements described in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of the Notes to Consolidated Financial Statements. We have been cooperating and intend to cooperate fully with the SEC.

We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected, except as described below, to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm our business.

Pursuant to a Partnership Interests Purchase Agreement effective May 24, 2004, we acquired Northwestern Travel Service, L.P., or Northwestern. In this transaction, shares of our common stock were exchanged as partial consideration for the sale, and we provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that we would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, we received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding us available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of our SEC reports and financial statements with applicable laws, rules and requirements. The Notice asserts that the claimants are seeking damages equal to $10.5 million, plus interest and attorney’s fees. This amount is the dollar amount of the consideration set forth in the Purchase Agreement for our shares exchanged in the transaction. To our knowledge, the sellers still own these shares, and we believe the value of these shares most likely would reduce any damage amount. To our knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. Although we cannot predict the outcome of this matter, we deny liability to these parties and will vigorously defend any arbitration or other legal action based upon them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Navigant’s common stock, or Common Stock, was quoted on the Nasdaq National Market during fiscal years 2003 and 2004 under the symbol “FLYR.” On July 13, 2005, our Common Stock was delisted from the Nasdaq National Market because of our delinquency in filing this Annual Report and our Quarterly Report for the first quarter of 2005. Our Common Stock now trades over-the-counter under the symbol “FLYR” or “FLYR.PK.” We intend to apply to the Nasdaq National Market for the relisting of our Common Stock once we are current in the filing of our periodic reports. The following table sets forth, for the period indicated, the high and low closing sales prices per share of Common Stock, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended December 26, 2004:
First Quarter	$17.75	$13.67
Second Quarter	19.03	16.59
Third Quarter	17.80	15.00
Fourth Quarter	17.55	10.83
Fiscal Year Ended December 28, 2003:
First Quarter	$13.03	$9.62
Second Quarter	13.68	10.41
Third Quarter	14.75	12.18
Fourth Quarter	15.65	12.75

Holders

As of September 23, 2005, the number of holders of record of the Common Stock was 2,655.

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our Common Stock will be made by the Board of Directors from time to time in the exercise of its business judgment, taking into account, among other things, our results of operations and financial condition, any then existing or proposed commitments by us for the use of available funds and our obligations with respect to the holders of any then outstanding indebtedness or preferred stock. However, at the present time, we are prohibited from paying dividends by financial covenants in our credit agreement.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,597,633	$10.50	193,450
Equity compensation plans not approved by stockholders

Total	2,597,633	$10.50	193,450

Sales of Unregistered Securities

There were no unregistered securities issued during the fourth quarter of fiscal year 2004.

Purchase of Equity Securities by Navigant

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data is derived from the consolidated financial statements of Navigant International, Inc. and has been restated to reflect adjustments to the 2004, 2003, 2002, 2001 and 2000 financial data that are further discussed in the “Restatement” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 in the Notes to Consolidated Financial Statements. The historical financial data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
		(as restated(6))	(as restated(6))	(as restated(6))	(as restated(6))
	(In thousands, except per share data)
Statement of Operations Data(1):
Revenues	$451,365	$352,283	$371,283	$350,331	$315,029
Operating expenses	265,666	189,900	202,216	205,953	176,359
General and administrative expenses	129,683	112,775	111,626	104,089	88,858
Depreciation and amortization expense	13,249	13,179	13,231	20,369	12,658
Restructuring charges(2)				3,550	1,900

Operating income	42,767	36,429	44,210	16,370	35,254
Interest expense(3)	12,341	28,372	17,141	16,248	13,070
Interest income	(95)	(50)	(39)	(299)	(673)
Other, net	39	35	35	237	27

Income before provision for income taxes	30,482	8,072	27,073	184	22,830
Provision for income taxes	11,569	3,063	10,223	945	9,748

Income (loss) before minority interest	18,913	5,009	16,850	(761)	13,082
Minority interest				135	(869)

Net income (loss)(4)	$18,913	$5,009	$16,850	$(896)	$13,951

Net income (loss) per share:
Basic	$1.26	$0.35	$1.23	$(0.07)	$1.14
Diluted(5)	$1.06	$0.34	$1.19	$(0.07)	$1.13
Weighted average number of common shares outstanding:
Basic	15,049	14,198	13,743	12,829	12,262
Diluted(5)	19,840	14,553	14,106	12,829	12,385

	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
		(as restated(6))	(as restated(6))	(as restated(6))	(as restated(6))
	(In thousands)
Balance Sheet Data(1):
Working capital	$20,760	$41,945	$29,013	$22,055	$22,724
Total assets	524,948	457,222	430,555	440,432	331,086
Total debt	179,605	180,690	170,726	210,158	140,859
Stockholders’ equity	233,602	195,597	177,074	154,748	132,200

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
		(as restated(6))	(as restated(6))	(as restated(6))	(as restated(6))
	(In thousands)
Other Data(1):
EBITDA(7)	$56,016	$49,608	$57,441	$36,739	$47,912
Cash flow—operating activities	38,643	5,976	39,291	18,261	20,907
Cash flow—investing activities	(7,778)	(14,085)	(3,214)	(42,086)	(40,196)
Cash flow—financing activities	(30,049)	8,028	(38,864)	25,261	21,307
Increase (decrease) in cash	925	187	(2,543)	1,136	1,097
Capital expenditures	9,258	6,748	4,720	7,296	10,539
Dividends paid	0	0	0	0	0

(1)	The financial information above related to businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.
(2)	We recorded a $3.6 million restructuring charge in December 2001 related to an asset impairment to write down long-lived assets of our Internet subsidiary, FireVine LLC, as a result of the consolidation of FireVine operations and infrastructure within Navigant and other restructuring costs, to eliminate several redundant assets and investments in infrastructure and partnerships and write down technology that was no longer necessary based on integration with Navigant’s infrastructure. All related charges were paid by the end of December 29, 2002. We recorded a $1.9 million restructuring charge in February and March 2000 to provide for closure of five facilities and the severance associated with the elimination of approximately 130 employee positions. All related charges were paid by the end of December 31, 2000.
(3)	Interest expense in 2003 reflects one-time, cash and non-cash charges of approximately $13.7 million pretax for our November 2003 debt refinancing.
(4)	As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142, we discontinued the amortization of goodwill effective December 30, 2001 and began testing goodwill for impairment on an annual basis. Had the provisions of FAS 142 applied prior to December 29, 2002, the resulting net income would have been $5,477 and $19,216 for the fiscal years ended December 30, 2001 and December 31, 2000.
(5)	Our diluted earnings per share for the fiscal year ended December 26, 2004 reflect the inclusion of the 4,349,405 contingent shares as required by the EITF Issue No. 04-8. There was no impact to our diluted earnings per share for the fiscal year ended December 28, 2003 as a result of the retroactive adoption required by EITF Issue No. 04-8.
(6)	See “Restatement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements.

(7)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides investors with a liquidity measurement tool utilized by management and a helpful measure with which to evaluate our compliance with our credit agreement. Management uses EBITDA as an indication of funds available for borrowings, acquisitions and other corporate purposes. Our credit facility contains covenants that are based on an EBITDA measure including covenants concerning total leverage, senior leverage, and fixed charges coverage. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles and investors should not consider this measure in isolation or as a substitute for net income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The reconciliation of EBITDA to those amounts reported in accordance with generally accepted accounting principles is as follows:

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
		(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands)
Net income (loss)	$18,913	$5,009	$16,850	$(896)	$13,951
Plus: Minority interest				135	(869)
Plus: Provision for income taxes	11,569	3,063	10,223	945	9,748
Plus: Interest expense, net	12,285	28,357	17,137	16,186	12,424
Plus: Depreciation and amortization expense	13,249	13,179	13,231	20,369	12,658

EBITDA	$56,016	$49,608	$57,441	$36,739	$47,912

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We provide travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. We have operations throughout the United States, Canada, Australia, New Zealand, England, Germany, France, Belgium, The Netherlands, Spain, Italy, Greece, Scotland, Norway, Iceland, Turkey, Kuwait, Qatar, Japan, Singapore, Guam, Puerto Rico, Cuba and Brazil.

On March 17, 2004, we signed a Global Business Travel Venture Agreement with TQ3 Management Holding. Under this agreement, we agreed to purchase a 50% interest in TQ3 Travel Solutions GmbH once certain issues between the parties were resolved. We completed the purchase on December 29, 2004 for a purchase price of approximately $2.5 million. As part of the final purchase agreement, the parties agreed to clarify and resolve certain matters in connection with their respective activities in overlapping territories. At the date of this report, we have not reached a definitive agreement to resolve these matters. We believe TQ3 Travel Solutions is a leading provider of quality, innovative travel expense management solutions to companies around the world. We believe our interest in TQ3 Travel Solutions has expanded our global reach and solidified our ability to serve major clients in key markets worldwide.

On June 16, 2004, we acquired Northwestern from Northwestern Travel Service, Inc., and the Noble Family Limited Partnership. Founded in 1969 and headquartered in Minneapolis, Northwestern provides corporate travel management services combining personalized customer service and Web-enabled technologies. Northwestern, with 23 offices and 37 client on-site locations, at the time of the acquisition was the 12th largest travel management company in the United States.

During the year ended December 28, 2003, we were adversely affected by the continued weak economic conditions in the United States, the war with Iraq and general concerns regarding Severe Acute Respiratory

Syndrome, or SARS. During this period, our 2003 transaction levels decreased when compared to 2002 as a result of these world conditions. Our revenue increases or decreases with the level of travel activity and particularly with the volume of business travel. The war in Iraq affected, or was perceived to degrade, traveler safety. Many of our customers reduced their travel when the war in Iraq appeared imminent and for some time thereafter and, as a result, our 2003 transaction volumes decreased when compared to 2002. Transactions for the year ended December 26, 2004 started to rebound as the economy started to rebound. We experienced an approximate 8% internal growth from existing customers in 2004.

During the third quarter of 2004, we recognized a decrease in revenue per transaction from prior quarters in 2004, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions due to customer agreements with carriers and quicker than anticipated adoption of online solutions at many smaller clients. We believe approximately 50% of the decline will be temporary in nature. We expect, however, that clients will continue to (1) renegotiate their contracts with us, (2) enter into agreements directly with carriers to reduce override commissions and (3) adopt online solutions from us. We have been planning and implementing cost saving measures and have renegotiated some of our agreements with customers and vendors in response to these events.

Restatement

On March 25, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the fiscal years 2000, 2001, 2002 and 2003 and each of the four quarters of fiscal 2003 and the first three quarters of fiscal 2004 should be restated in order to revise our accounting for acquisitions to allocate a portion of the purchase price for certain business acquisitions from goodwill to customer related and other identifiable intangibles and to revise our accounting for real estate leases and leasehold improvements. These matters are described in more detail in Note 2 and Note 13 to our Consolidated Financial Statements included in this Annual Report. The restated consolidated balance sheet as of December 28, 2003 and the related restated consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003 and December 29, 2002 are included in this Annual Report. The selected financial data for those fiscal years as well as fiscal years 2001 and 2000 in this Annual Report have also been restated because of these matters. These adjustments, net of income taxes, resulted in a reduction to net income of $1.8 million in 2003, $2.0 million in 2002, $1.3 million in 2001 and $278 thousand in 2000. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations section gives effect to these restatements.

Revenue Components

We enter into one of two arrangements—a management fee contract or a service fee agreement—with nearly all of our clients. Our management fee contracts are generally with on-site clients and clients with airline expenditures in excess of $1.0 million per year. Clients with management fee contracts account for approximately 75% of our revenues. Although the terms of our management fee contracts vary by client, and depend on the type of services provided, we typically charge a client a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs. In addition, all amounts from airlines, including override commissions, hotels and car rental companies and distribution systems relating to travel arrangements made on behalf of the client are initially paid to us by these vendors; but, subject to the terms of each management fee contract, a significant portion of these amounts are passed through to the client usually as a credit to fees owed to us. The terms of our management fee contracts typically range from three to five years.

A management fee contract client may also negotiate directly with a vendor, such as an airline, for pricing terms, and enter into an agreement with the vendor that provides for a price without the payment of commissions. Because no commissions or overrides are paid to us under these agreements, we refer to them as “net agreements.” If a client negotiates a net agreement with a vendor, we do not receive from the vendor any payments relating to the dollar volume of that client with the vendor and, therefore, there are no revenues from that vendor to credit against the fees paid to us by the client. It is the client’s decision and actions which result in a net agreement.

Our service fee agreements are typically with clients who are serviced by our regional and branch offices and have airline expenditures of less than $1.0 million per year. We usually charge our clients a service fee for each travel reservation of between $25.00 and $50.00. Additionally, we retain all commissions, overrides and other vendor revenues collected from the airlines and other vendors as a result of travel arrangements made on behalf of these clients. If any vendor revenue is reduced in the future by a vendor, our overall revenues would be negatively impacted unless we are able to raise the service fee price for these clients. Historically, we have been able to minimize the financial impact on us of reductions or eliminations of commissions by vendors (particularly the airlines) with our ability to increase the service fee, reduce our overhead costs and increase productivity.

Because the commission and other vendor revenues affect directly or indirectly the out-of-pocket costs to our clients, and because these arrangements are common in the industry, the terms which we negotiate with the vendors for commissions, overrides and other revenues are important to our competitiveness.

The revenues shown on our income statement consist of (a) our management fees and service fees and (b) amounts received from vendors after allocating vendor revenues to clients under any management fee contract. Below is a chart showing a breakout of these components of revenues. The amounts shown in the chart below are estimates of the two revenue components based upon a review of customer invoices.

	Fiscal Year Ended (In thousands)			Percentage Increase/(Decrease)
Revenue Components	December 26, 2004	December 28, 2003	December 29, 2002	2004 over 2003	2003 over 2002
Revenue from Clients	$309,848	$220,949	$224,337	40%	(2)%
Revenue from Vendors	141,517	131,334	146,946	8%	(11)%

Total	$451,365	$352,283	$371,283

The 40% increase in revenue from clients as compared to the 8% increase in revenue from vendors for 2004 over 2003 was due to: a) most 2004 growth being in larger management fee customers where we return revenue from vendors to those customers; b) an increase in our meetings and incentive business where we do not earn revenue from vendors; c) Southwest Airlines cutting commissions effective December 15, 2003; and d) vendors signing more net agreements with our customers in 2004 versus 2003.

Revenue from clients remained fairly stable, decreasing only 2% for 2003 over 2002, consistent with the decrease in overall revenue of 5%, which occurred as a result of the decline in the economy, the impact of SARS and the war with Iraq. Revenue from vendors decreased at a greater rate, or by 11%, as a result of the final commission cuts by the U.S. airlines that occurred in March 2002.

We also enter into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Expenses

Our direct operating expenses include principally labor expense (which comprised 54%, 67% and 65% of total direct operating expenses in 2004, 2003 and 2002), communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expense decreased in 2004 over 2003 and 2002 as a result of a significant increase in our meetings and incentive business in 2004 compared to 2003 and 2002. Direct operating expenses for our meetings and incentive business generally have labor expense comprising 4% of total direct operating expenses. Additionally, there has been some shift of customers to online booking, which does not require agent intervention. These decreases were offset by salary increases provided in June 2004, as well as increased health insurance costs. The operating labor expense increased from 2003 over 2002 as a result of the restoration in the second and third quarters of 2002 of salary cuts that were put in place after the September 11, 2001 attacks, which decreased operating labor.

Our general and administrative expenses include principally labor expense (which comprised 58%, 54% and 57% of total general and administrative expenses in 2004, 2003 and 2002), occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased from 2004 over 2003 as a result of salary increases provided in June 2004, as well as increased health insurance costs. The general and administrative labor expense decreased from 2003 over 2002 as a result of an increase in productivity due to our implementation of more efficient procedures, synergies from common systems and the continued integration of general and administrative expenses of previously purchased companies.

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

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounting for acquisitions;

•	Ongoing valuation of goodwill and intangibles and related amortization; and

•	Income taxes.

Revenue recognition. Revenues consist of commissions and fees on travel services and incentive payments from travel service providers and other vendors. We record revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue as services are provided. We provide a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in revenues. The provisions that have been netted against revenues are not material in the periods reflected. Our estimate for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when our service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. We record incentive override commissions on an accrual basis in the month they are earned based upon our historical results, current trends and management’s estimate of the impact of these trends and results. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract. Meetings and incentive revenues are recognized over the term that services are provided.

Accounting for Acquisitions. Our acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. For acquisitions of $10 million or more, we utilize qualified outside business valuation specialists to assist with the identification and valuation of intangible assets acquired and liabilities assumed. For acquisitions less than $10 million, we utilize similar techniques and principles for identifying intangible assets and determining fair values. Each valuation appraisal is unique; most often we use an approach that projects net cash flows over the economic life of the identified intangible assets and then discounts the net cash flows using an appropriate market participant discount rate to arrive at an indication of fair value. Other valuation techniques may be utilized depending on the type of intangible asset identified. The determination of such fair values involves the use of significant estimates and assumptions, along with the application of various valuation techniques. The estimates include future cash flows related to specific assets. Such assets usually consist of proprietary software, trademarks and trade names, non-competition agreements and customer related intangibles. The estimates also include the assessment of future lives based on the expected future period of benefit of the asset. Estimates of cash flows are based on management’s projections. The selection of discount rates is based on a process that incorporates aspects of economic theory, capital budget techniques and the Capital Asset Pricing Model. The value assigned to goodwill is the residual of the purchase price of the fair value of all identifiable assets acquired, excluding assembled workforce (which cannot be accounted for separately from goodwill), less all liabilities assumed. Useful lives and methods of amortization for definite-lived intangibles are determined based on the expected amount and timing of future benefits from the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. If actual results differ from our expectations, it is possible that future impairment write-downs or changes in amortization periods and methods could take place.

Ongoing valuation of goodwill and intangibles and related amortization. In 2002 FAS 142 became effective and, as a result, we ceased to amortize goodwill. In lieu of amortization, we evaluate the recoverability of the carrying value of our goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. Recoverability of goodwill is evaluated by comparing our capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using EBITDA amounts and a predetermined multiplier for each reporting unit. If the operation is determined to be unable to recover the carrying amount of its goodwill, then it is written down to fair value. Based on management’s review, we believe the goodwill currently is fully recoverable, and that no impairment charges are necessary for the year ended December 26, 2004. As of June 26, 2005, goodwill amounted to $391.6 million, pending final purchase price allocation. As of December 26, 2004, goodwill amounted to $355.9 million.

We have intangible assets related to customer contracts and other customer-related intangibles, technology, non-compete agreements and trade names. The majority of these intangible assets were acquired in acquisitions in 2001 and 2004. We amortize customer contracts and other customer-related intangibles over their period of expected benefit, which generally ranges from five to 20 years, technology assets over a life of three to five years and trade name assets over a life that ranges from ten years to indefinite life depending on the expected benefit. Our amortization method for definite-lived intangibles results in greater amortization in the early years and lesser amortization in later years, consistent with the pattern of expected benefits. For example, the amortization of a customer-related intangible asset with a useful life of 20 years will aggregate to approximately 45% of the fair value five years subsequent to the business acquisition and 75% of the fair value 10 years subsequent to the business acquisition. A trade name with an indefinite life was recognized in a 2001 acquisition. We evaluate the recoverability of the carrying value of this trade name on an annual basis, and whenever events or changes in circumstances indicate the carrying value of this trade name may not be recoverable, by projecting net cash flows over the remaining economic life of the identified intangible assets and discounting the projected net cash flows to determine if the carrying value of the asset has been impaired.

Income taxes. We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We account for any income tax contingencies in accordance with the FAS No. 5, Accounting for Contingencies. While we believe that we have appropriately provided for income taxes for all years, certain factors may result in adjustments to our tax provision. Any adjustments to our reserves for tax contingencies, which are not material and are included in other accrued liabilities, may result in benefits or charges that would impact our reported financial results in future periods.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Results of Operations

The following table sets forth various items as a percentage of revenues:

	For the Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Revenues	100.0%	100.0%	100.0%
Operating expenses	58.9	53.9	54.5
General and administrative expenses	28.7	32.0	30.0
Depreciation and amortization expense	2.9	3.8	3.6

Operating income	9.5	10.3	11.9
Interest expense, net	2.7	8.0	4.6

Income before provision for income taxes	6.8	2.3	7.3
Provision for income taxes	2.6	0.9	2.8

Net income	4.2%	1.4%	4.5%

Consolidated Results of Operations

Fiscal Year Ended December 26, 2004 Compared to Fiscal Year Ended December 28, 2003

Consolidated revenues increased 28.1%, from $352.3 million for 2003 to $451.4 million for 2004. This increase was due to an 8% internal growth in transactions from our existing customer base or approximately $11.2 million of revenues and approximately $92.9 million in additional revenue as a result of acquisitions made in mid to late 2003 and in the first and second quarters of 2004. These increases in revenues were offset by decreases of approximately $5 million in revenue, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions on customer contracts and quicker than anticipated adoption of online solutions at many smaller customers which occurred in third and fourth quarters of 2004.

Operating expenses increased 39.9%, from $189.9 million, or 53.9% of revenues, for 2003 to $265.7 million, or 58.9% of revenues, for 2004. This increase is primarily due to $71.3 million of additional operating expenses from the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than our historical combined operations. The balance of the increase is attributable to annual raises for associates that became effective in the June 2004, increased health insurance costs and some additional agents being added as a result of increased transactions. The increase in operating expenses as a percentage of revenues is primarily due to the meetings and incentive business having a higher operating expense as a percentage of revenue and also reflects the factors which decreased revenues as stated above.

General and administrative expenses increased 15.0%, from $112.8 million, or 32.0% of revenues, for 2003 to $129.7 million, or 28.7% of revenues, for 2004. This increase was primarily due to costs resulting from the 2003 and 2004 acquisitions aggregating approximately $10.2 million, annual raises that became effective in June 2004 and increased health insurance costs. General and administrative expenses as a percentage of revenue declined as a result of operating leverage realized with higher revenue levels.

Depreciation and amortization expense remained relatively flat at $13.2 million, or 3.8% of revenue for 2003 and 2.9% of revenue for 2004. Although aggregate depreciation and amortization expense remained relatively flat, there was an increase in amortization expense of $776 thousand due to the amortization of intangible assets identified in conjunction with the acquisitions of a meetings and incentive company in February 2004 and Northwestern in June 2004 and $736 thousand due to the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004. See details on fixed assets in Note 4 of the Notes to Consolidated Financial Statements and on intangible assets in Note 5 of the Notes to Consolidated Financial Statements. The increases in amortization expense were offset by decreases in depreciation expense due to the change in the mix of equipment leases as we took on some operating leases in the first and second quarters of 2004, which resulted in general and administrative expenses rather than depreciation expenses.

Interest expense, net, decreased from $28.3 million or 8.0% of revenues, for 2003 to $12.2 million, or 2.7% of revenues, for 2004. This decrease is mainly attributable to the exclusion of refinancing costs, as interest expense for 2003 included $11.7 million for the prepayment penalty and other interest charges as well as the write-off of $2.0 million in debt issuance costs related to the refinancing that we underwent in November 2003. This refinancing resulted in a reduction of the weighted average interest rate from 8.2% for 2003 to 6.4% for 2004 resulting in approximately $3.5 million in interest savings. This decrease is offset by the increase in the weighted average debt balance from $178.0 million for 2003 to $192.2 million for 2004, which resulted in an increase in interest expense of $915 thousand. The increase in the weighted average debt balance is attributable to our 2004 acquisitions.

Provision for income taxes increased from $3.1 million for 2003 to $11.6 million for 2004, reflecting an effective income tax rate of 37.9% for both 2004 and 2003. The increase in the dollar amount of the provision is a result of the increased income before provision for income taxes in 2004.

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Consolidated revenues decreased 5.1%, from $371.3 million for 2002 to $352.3 million for 2003. This decrease was primarily due to a decrease in transactions in 2003 as a result of the decline in the economy, the impact of SARS and the war with Iraq. The decrease was also due to a change in the mix of transactions as some customers shifted to our online or unmanaged services as compared to our full service or managed services. This decrease was offset by the inclusion of the revenues from the 2003 and 2002 acquired companies from their respective dates of acquisition, which added approximately $5.7 million in consolidated revenues.

Operating expenses decreased 6.1%, from $202.2 million, or 54.5% of revenues, for 2002 to $189.9 million, or 53.9% of revenues, for 2003. This decrease was primarily due to our continuing cost cutting measures in an effort to manage costs to lower transaction levels and an increase in productivity due to our implementation of more efficient procedures. This decrease was also due to a change in the mix of transactions as some customers shifted to our online or unmanaged services, which require less agent intervention. Offsetting this decrease was an increase related to the inclusion of the operating expenses from the 2003 and 2002 acquired companies from their respective dates of acquisition.

General and administrative expenses increased 1.0%, from $111.6 million, or 30.0% of revenues, for 2002 to $112.8 million, or 32.0% of revenues, for 2003. This increase is primarily due to the inclusion of the general and administrative expenses from the 2003 acquired companies from their respective dates of acquisition, as well as higher costs related to employee benefits and technology. Offsetting this increase were several other cost cutting measures instituted to manage costs to lower transaction levels, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

Depreciation and amortization expense remained relatively flat at $13.2 million, or 3.6% of revenues for 2002 and 3.8% of revenues for 2003. Although depreciation and amortization expense remained relatively flat, there was a decrease in amortization expense of $322 thousand due to the amortization method applied to customer-related intangible assets acquired as part of 2001 business acquisitions that reflects the pattern in which the economic benefits of the intangible asset contribute directly or indirectly to our future cash flows.

Therefore, amounts amortized in the years closest to the acquisition are greater than subsequent years. This decrease was offset by an increase to depreciation expense due to the inclusion of additional fixed assets and the related depreciation of the 2003 acquired companies.

Interest expense, net, increased from $17.1 million or 4.6% of revenues, for 2002 to $28.3 million, or 8.0% of revenues, for 2003. The increase in the dollar amount of interest expense was primarily attributable to the refinancing that we underwent during the fourth quarter of fiscal 2003, where we completed the issuance of $72 million aggregate principal amount of 4.875% convertible subordinated debentures due in 2023 and a new revolving credit facility and repurchased substantially all our 9.84% senior secured notes at a premium and cancelled the old outstanding credit facility. Accordingly, we recorded an incremental interest expense of $13.7 million related to the early extinguishment of these senior secured notes and the old credit facility. The prepayment penalty and other related charges of $11.7 million were increased by the write-off of $2.0 million in debt issuance costs. This increase in interest expense was offset by a decrease in the average debt balance for 2003 to $178.0 million as compared to $195.3 million for 2002, resulting in approximately $1.4 million less in interest expense. This decrease was also as a result of a decrease in interest rates in 2003 resulting in $1.1 million less interest expense as our average interest rate decreased from 8.8% in 2002 to 8.2% in 2003.

Provision for income taxes decreased from $10.2 million for 2002 to $3.1 million for 2003, reflecting effective income tax rates of 37.8% and 37.9%. The decrease in the dollar amount of the provision is a result of the decreased income before provision for income taxes in 2003, mainly as a result of the make-whole payment pursuant to our refinancing.

Liquidity and Capital Resources

At June 26, 2005, we had cash and cash equivalents of $976 thousand, working capital of $28.7 million, borrowings of $131.7 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the Credit Facility, $72 million of convertible subordinated debentures, contingencies payable in the amount of $10.3 million due to the former owners of Northwestern, contingencies payable in the amount of $7.0 million due to the former shareholders of Incentive Connections, Inc., and $4.4 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $20.8 million. In addition, we borrowed $10 million pursuant to the Term Loan effective August 29, 2005. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at June 26, 2005 was approximately $469.9 million.

At December 26, 2004, we had cash and cash equivalents of $2.8 million, working capital of $20.8 million, borrowings of $95.3 million under the Credit Facility, $72.0 million of convertible subordinated debentures, contingencies payable in the amount of $8.2 million due to former owners of Northwestern, $4.1 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $62.1 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at December 26, 2004 was approximately $413.2 million.

During 2004, net cash provided by operating activities was $38.6 million. Net cash used in investing activities was $7.8 million, including $9.3 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and offset by $1.5 million in cash received from the acquisitions of the 2004 acquired companies, net of cash paid for the initial purchase and earn-out consideration for the 2004 and 2003 acquired companies. Net cash used in financing activities was $30.0 million, including net payments to our credit facilities of $32.1 million and $800 thousand for payments of long-term debt, offset by proceeds from the exercise of stock options of $2.9 million.

During 2003, net cash provided by operating activities was $6.0 million. Net cash used in investing activities was $14.1 million, including $6.7 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $7.3 million for the acquisition of the 2003 acquired companies and earn-out consideration for the 2003 and 2002 acquired companies. Net cash provided by financing activities was $8.0 million, including proceeds from our credit facilities of $21.1 million, proceeds from the issuance of convertible subordinated debentures of $72.0 million and proceeds from the exercise of stock options of $2.5 million, offset by $80.0 million for prepayment of senior secured notes, $3.1 million for payments of long-term debt and $4.4 million for payments of debt issuance costs.

During 2002, net cash provided by operating activities was $39.3 million. Net cash used in investing activities was $3.2 million, including $4.7 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $1.4 million for the acquisition of the 2002 acquired company and earn-out consideration for the 2001 acquired companies, offset by $2.9 million net proceeds from the disposal of the Grand Rapids, Michigan building. Net cash used in financing activities was $38.9 million, including $34.8 million for payments of our credit facilities, $3.1 million for payments of long-term debt and $3.5 million for payment of other notes payable, offset by proceeds from the exercise of stock options of $2.5 million.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The term loan had an outstanding balance of $40.0 million as of December 26, 2004. We funded this Credit Facility on November 7, 2003. On August 29, 2005, we executed and funded an additional $10 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. The Credit Facility and the Term Loan are guaranteed by all our existing and future direct and indirect domestic subsidiaries. The Term Loan is senior in the right of repayment to the balance under the Credit Facility. As of December 26, 2004, we were in compliance with the financial covenants of this Credit Facility. However, as a result of our delinquency in delivering this Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, during the fiscal quarter ended June 26, 2005 we did not comply with the consolidated total leverage ratio or consolidated fixed charges coverage ratio covenants in the Credit Facility. During 2005, our lenders amended these covenants. Please see Note 16 in the Notes to Consolidated Financial Statements and “Risk Factors—Our Credit Facility and Term Loan impose restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.”

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Under this credit arrangement, we are obligated to make semi-annual interest payments based on the stated interest rate of 4.875% and the principal amount outstanding. We intend to service these obligations using cash provided by operations and borrowings under the revolving credit line. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the future. Please see Note 16 in the Notes to Consolidated Financial Statements.

Based on our budget as of the date of this report, we anticipate that our working capital needs will be minimal for the remainder of fiscal year 2005. This amount is subject to change based upon actual revenues and developments during the year. We have invested approximately $4.3 million in capital expenditures in the first and second quarter of 2005 and plan to invest approximately $4.7 million in capital expenditures throughout the remainder of 2005 to fund general computer equipment, office furniture and leasehold improvement needs, as well as subsequent phases of software development for Passportal and NetProfile. As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. Under the Term Loan, we are obligated to pay the full term loan balance of $10 million by March 31, 2006. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million, and we may also be required to pay an estimated $225 thousand during 2005 as a result of our late filings. We intend to service these working capital needs, capital expenditures, and debt service obligations using cash provided by operations and borrowings under the Credit Facility.

We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment through at least fiscal 2005 based on current budgets. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long-term obligations, including the repayment of the Term Loan due by March 31, 2006. Our Credit Facility does not mature until October 31, 2007.

We intend to continue to evaluate acquisition opportunities. Our Credit Facility and Term Loan limit our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. These provisions may limit our ability to continue our acquisition program. Nevertheless, we may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure such financing if and when it is needed or on terms we deem acceptable. If we are unable to secure acceptable financing our acquisition program could be negatively affected. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility.

Accounts Receivable

Our accounts receivable balance has increased over the past two years, with the balance increasing 29.2% from $69,449 as of December 28, 2003 to $89,735 as of December 26, 2004. A significant portion of this increase results from acquisitions of the 2004 purchased companies, through which we acquired $16.4 million in receivables. Our past due receivables and our historical trend of uncollectible receivables has improved significantly over the past year resulting in a lowering of the allowance balance despite some of the seasonal growth in the amount of our receivables.

Over the past few years, receivables have increased at a rate disproportionate to revenue, in part, as a result of our European operations increasing at a pace greater than our U.S. operations. Generally, more European customers buy their tickets on credit while the majority of our U.S. customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift our customers to the use of point- of-sale credit cards, the increase of our European operations has resulted in an increase in our overall receivables balance during the past couple years. We expect this trend to reverse in the future, providing European customers continue to increase their use of credit cards.

In understanding the fluctuations of the accounts receivable balance, it is important to note that, when a customer on accounts receivable purchases an airline ticket, we record the total amount of the ticket and our fee as a receivable, but only our fee is recorded as revenue. The receivable recorded for the value of the ticket is offset by a related accounts payable to the carrier. As a result of these entries, the receivable recorded for a transaction for a customer on account generally exceeds the revenue we actually earn for that transaction, often by a significant amount. For customers using credit cards, on the other hand, we only record our fee as a receivable, which equals the amount recorded as revenue. This fee receivable is usually collected quickly.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 26, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2005	2006-2007(g)	2008-2009	Thereafter	Total
	(In thousands, including amounts in the notes below)
Debt
Line of credit facility(a)(b)(c)		$55,300			$55,300
Term loan(a)(b)(c)	$10,000	20,000	$10,000		40,000
Convertible debentures(a)(b)				$72,000	72,000
Payable to State of Minnesota(a)(c)	100	225			325
Capital lease obligations(d)	2,211	1,698	48		3,957
Operating leases(e)	19,138	23,028	12,440	7,783	62,389
Other liabilities reflected on our consolidated balance sheet:
Contingencies payable to former owners of Northwestern(f)	8,200				8,200
Other	100				100

Total	$39,749	$100,251	$22,488	$79,783	$242,271

(a)	These borrowings are further explained in Note 7 of the Notes to Consolidated Financial Statements. The table assumes that our debt is held to maturity. See also Note 16 of the Notes to Consolidated Financial Statements.
(b)	Interest on these borrowings is not included. Interest due on the Credit Facility including the term loan totals $3,657 in 2005, $7,907 in 2006-2007 and $560 in 2008-2009 assuming a rate of 5.6%, which is the weighted average interest rate as of December 26, 2004. Interest due on the convertible debentures totals $3,510 in 2005, $7,020 in 2006-2007, $7,020 in 2008-2009 and $48,543 thereafter assuming the stated rate of 4.875%.
(c)	The current portion of our borrowings is also included in this table.
(d)	We lease property and equipment under capital leases in the normal course of business. For more information, see Note 9 of the Notes to Consolidated Financial Statements.
(e)	We enter into operating leases in the normal course of business. We lease our office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we entered into additional operating lease agreements. For more information, see Note 9 of the Notes to Consolidated Financial Statements.
(f)

As part of the Northwestern acquisition and subject to contingencies, if Northwestern achieved certain revenue objectives by the first anniversary of the closing, the sellers would be entitled to up to $10,250 in additional cash consideration. At the date of acquisition, we estimated that it was probable that $8,200 of the contingent cash consideration would be paid in 2005, and as of December 26, 2004, based on Northwestern’s revenues through that date, we continued to believe that $8,200 was the best estimate of the contingent consideration that would be paid. However, during the first six months of 2005, Northwestern’s revenues strengthened such that in August 2005, we paid the sellers the maximum amount of $10,250 as the final cash consideration. The amount of the payment in excess of the amount originally accrued results in an increase in goodwill, recorded as of the end of the second quarter of 2005. For more information, see Note 3 of the Notes to Consolidated Financial Statements.

(g)	Excluded from this table is $10,000 borrowed pursuant to the Term Loan, which is due March 31, 2006.

We expect to fund these obligations through cash flows from operations and the refinancing of our Credit Facility as it nears maturity in October 2007. We have undrawn letters of credit outstanding in favor of third parties totaling $2,668 supported by our Credit Facility. We do not have any special purpose entities or off balance sheet activity.

Derivatives

We may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily the effect of interest rate changes, associated with our debt structure. We have entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that we hedge are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $100 million as of December 26, 2004. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 26, 2004, December 28, 2003 and December 29, 2002, we did not report any significant loss or gain associated with the ineffectiveness of cash flow hedges. As of December 26, 2004 and December 28, 2003, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $51 and $1,310, and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the year ended December 26, 2004 was a gain of $772, net of taxes of $487. The change in value for the year ended December 28, 2003 was a gain of $938, net of taxes of $561. The change in value for the year ended December 29, 2002 was a gain of $135, net of taxes of $84.

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

Recent Accounting Pronouncements

See details on recent accounting pronouncements in Note 1 of the Notes to Consolidated Financial Statements.

Risk Factors

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, repay the Term Loan, use our operating cash flow in other areas of our business or otherwise adversely affect our operations.

We continue to be significantly leveraged. As of June 26, 2005, we had $225.4 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 48.0%. As of December 26, 2004, we had $179.6 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 43.5%. We may also need to incur additional debt in the future to complete acquisitions or capital expenditures or for working capital, even though our Credit Facility and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have other important consequences, which include the following:

•	Our ability to obtain additional financing to fund the repayment of the Term Loan, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business will be limited because we must dedicate a substantial portion of these funds to pay interest and principal on our debt;

•	Our Credit Facility bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	We may not be able to compete with others who are not as highly leveraged; and

•	Our significant leverage may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

Our ability to pay interest on our debt obligations and repay the Term Loan will depend upon our future operating performance and our ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we will need to refinance, obtain additional financing or sell assets. Our business may not generate cash flow, or we may not obtain funding sufficient to satisfy the repayment of the Term Loan or our debt service requirements.

Our Credit Facility and Term Loan impose restrictions which may adversely affect our ability to finance future operations or capital needs or engage in other business activities.

The restrictions in our existing debt agreements, including the Credit Facility, and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These restrictions limit our ability, without agreement of our lenders, to:

•	Incur additional debt or prepay or modify any additional debt that may be incurred;

•	Make investments;

•	Pay any dividends or make any distributions;

•	Repurchase our securities;

•	Create liens;

•	Transfer or sell assets;

•	Enter into transactions with affiliates;

•	Issue or sell stock of subsidiaries;

•	Merge or consolidate; or

•	Materially change the nature of our business.

In addition, our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. These limitations may reduce our ability to continue our acquisition program.

Under our Credit Facility and Term Loan, we must maintain a consolidated total leverage ratio not greater than 3.50:1.0 for the fiscal quarter ended March 27, 2005, a ratio not greater than 3.80:1.0 for the fiscal quarters ended June 26, 2005 and September 25, 2005, a ratio not greater than 3.60:1.0 for the fiscal quarter ended December 25, 2005, a ratio not greater than 3.50:1.0 for the fiscal quarter ended March 26, 2006, and a ratio of no greater than 3.25:1.0 for each fiscal quarter thereafter. The consolidated total leverage ratio is defined as the ratio of (a) the sum of (i) our consolidated funded indebtedness, plus (ii) all deferred purchase price obligations relating to acquisitions we have made, to (b) our consolidated EBITDA for the period of the four fiscal quarters most recently ended. Our Credit Facility and Term Loan also require that we maintain a consolidated senior leverage ratio of no greater than 2.50:1.0 for each of the fiscal quarters ended March 27, 2005, June 26, 2005, and September 25, 2005, and a ratio of no greater than 2.25:1.0 for each fiscal quarter thereafter. The consolidated senior leverage ratio is defined as the ratio of (a) the sum of (i) our consolidated funded indebtedness, other than our convertible subordinated notes and any other subordinated indebtedness, plus (ii) all deferred purchase price obligations relating to acquisitions we have made, to (b) our consolidated EBITDA for the period of the four fiscal quarters most recently ended. Our Credit Facility and Term Loan also require us to maintain a consolidated fixed charges coverage ratio of less than 2.0:1.0 for the fiscal quarter ended March 27, 2005, a ratio of less than 1.80:1.0 for the fiscal quarters ended June 26, 2005 to September 30, 2006, and a ratio of less than 2.00:1.0 for each fiscal quarter thereafter. The consolidated fixed charges coverage ratio is defined as the ratio of (a) the sum of (i) consolidated EBITDA, plus (ii) consolidated rental expenses, to (b) our consolidated fixed charges for the period of the four fiscal quarters most recently ended.

The Credit Facility and Term Loan contain a cross-default provision related to other indebtedness over $1,000,000 which is triggered by our failure to pay this indebtedness or our failure to observe any other agreement or condition beyond any grace period, the effect of which is to permit the holders of this indebtedness to accelerate the maturity or payment of the indebtedness. Triggering the cross-default provision will give rise to remedies under our Credit Facility and Term Loan that lenders can exercise prior to any remedies under the other indebtedness. Our Credit Facility and Term Loan also require us to timely deliver our financial statements to the lenders.

Our ability to comply with these requirements may be affected by events beyond our control. If we breach any of these covenants in our Credit Facility and Term Loan, or if we are unable to comply with the required financial ratios, we may be in default under our Credit Facility and Term Loan or other indebtedness. A significant portion of our indebtedness then may become immediately due and payable. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. Compliance with the covenants is also a condition to continued borrowings under our revolving line of credit under our Credit Facility on which we will rely to fund our liquidity.

Declines or disruptions in the travel industry, such as those caused by terrorism, war, or general economic downturns, could reduce our revenues and seriously harm our business.

Our revenue increases or decreases with the level of travel activity, particularly with the volume of business travel. Our revenue is especially sensitive to declines or disruptions in the travel industry, in particular those caused by economic conditions and those events that effect, or are perceived to degrade, traveler safety. The financial, political, economic and other uncertainties following the terrorist attacks upon the United States in September 2001 resulted in many of our customers becoming much more cautious regarding their travel plans. Future acts of war, terrorism, military or civil responses to terrorism or the fear of such events occurring, as well as general health and safety concerns, could cause travel volume to decrease dramatically and to remain at lower than anticipated volumes for an extended period of time.

In addition, travel-related accidents, bad weather, increased fuel prices and new security directives, which make travel more expensive or more difficult, may reduce demand for travel services. Negative economic conditions may also decrease demand for travel services.

A decrease in demand for travel services, in particular those services associated with business travel, will impact our revenues and adversely affect our results of operations. If such a decrease continued for a long period of time, our financial condition could be significantly harmed.

If commissions, overrides or incentives for reservations or other revenues from vendors or suppliers are decreased or eliminated altogether, our revenue may be reduced.

We derive part of our revenues from commissions paid by international airlines, incentive override commissions paid by the major airlines, incentive payments and other revenues from distribution system vendors and commissions from hotel and car vendors. International airlines may eliminate commissions, all airlines may reduce or terminate incentive override commissions, distribution system vendors may reduce or terminate incentive payments or other revenues, hotel and car vendors may reduce or terminate commissions and we may not be able to extend our current arrangements or enter into new arrangements that are as favorable as our current arrangements. If any of these events were to occur, our revenue could decrease and our financial condition could be seriously harmed. Additionally, if, during any period, we fail to meet our incentive level thresholds, our revenues could decrease.

Our customers either pay for our services under management agreements or service fee arrangements. Under our management agreements, our customers pay us fees for transactions, and a significant portion of the revenues received by us from vendors on account of such transactions are typically credited against the fees payable by the customer to us. A reduction in vendor revenues would increase the out-of-pocket expenses for our customers, decrease our revenues and may cause such customers to seek a reduction in our fees or to terminate, or to attempt to terminate, their management agreements with us. For those agreements where we retain a portion of the vendor revenues, a decrease in revenues from vendors would also decrease that portion of those revenues retained by us under management agreements.

For transactions performed for customers with whom we have service fee arrangements, we typically retain all vendor revenues paid on account of such transactions. If vendor revenues were to be reduced or eliminated, our revenues would decrease, and we may not be able to recover such reductions by increasing service fees to those customers.

In addition, some of our customers can negotiate contracts directly with vendors, and when this occurs we typically cease to receive revenue from the vendors for the travel activity of these customers. Although we attempt to recapture this revenue through increased or additional fees to the customer, we are not always able to obtain increased or additional fees, and consequently, our revenue can be decreased.

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

As customers convert to our lower cost, online travel solutions, they often require that we maintain current service levels and staffing configurations, making it difficult to reduce our costs in proportion with the decrease in revenues. This can reduce our margins.

If our travel suppliers cancel or modify their agreements with us, we may be subject to changes in our pricing agreements, commission schedules and incentive override commission arrangements and more restricted access to travel suppliers’ products and services, which could seriously harm our results of operations.

We are dependent upon travel suppliers for access to their products and services, including airplane seats and hotel rooms. Travel suppliers offer us pricing that is preferential to published fares, enabling us to offer prices lower than would be generally available to travelers and other corporate travel management companies or travel agents. Travel suppliers can generally cancel or modify their agreements with us upon relatively short notice. If a travel supplier cancels or modifies their agreement with us, we may be subject to changes in our pricing agreements, commission schedules and incentive override commission arrangements, and more restricted access to travel suppliers’ products and services, which could seriously harm our results of operations. In addition, our clients may enter into net agreements with travel service providers to directly receive any override commissions in the form of additional point-of-sale discounts rather than allowing us to receive these commissions.

If technologies we depend on fail, or our right to use global distribution systems is restricted, we may not be able to process transactions for our customers as efficiently, if at all, which would seriously harm the results of our operations.

Our business is dependent upon a number of different information and telecommunications technologies. In addition, our ability to quote prices for airline tickets, hotel rooms, rental cars and other travel related services, make reservations, and sell such and other travel related services is dependent upon our contractual right to use, and the performance of, global distribution systems operated by Sabre, Galileo/Apollo and Worldspan. If these technologies or systems fail, or if our access to these systems is restricted, we may not be able to process transactions for our customers as efficiently, if at all, which would seriously harm our results of operations.

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

We currently intend to finance our future acquisitions by using cash, borrowed funds, shares of our common stock or a combination thereof. If our common stock does not maintain a sufficient market value, if our price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may then be required to use more of our cash resources or more borrowed funds in order to maintain our acquisition program. Our Credit Facility and Term Loan limit our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of participating banks. If we are unable to use common stock for acquisitions and we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or other financing. We may not be able to obtain additional capital, if and when needed, on terms we deem acceptable.

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

Goodwill comprises much of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years will decrease.

As of June 26, 2005, $391.6 million or 67.8% of our total assets and 160.2% of our stockholders’ equity represent goodwill, pending final purchase consideration. As of December 26, 2004, $355.9 million or 67.8% of our total assets and 152.4% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Through December 30, 2001, we amortized goodwill on a straight-line method over a period of 35 years with the amount amortized in a particular period constituting a non-cash expense that reduced our net income. On December 31, 2001, we adopted the provisions of FAS 142, and discontinued the amortization of goodwill. We now test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A write-down or impairment of goodwill would decrease our net income.

Our customers are not committed to provide us with a specific volume of business and may terminate their contracts with us or choose not to renew contracts which could seriously harm our revenues.

Our contracts with customers do not commit our customers to provide us with a specific volume of business and many can typically be terminated by our customers with or without cause, with little or no advance notice and without penalty. Customers may terminate their agreements with us for a variety of reasons, including acquisition or consolidation, a change in outsourcing strategy, or reactions to pressures, changes or perceived advantages in the travel industry generally. Customers may attempt to use this leverage to negotiate a reduction in our fees. If a significant number of customers elected to terminate their agreements with us, or decided to reduce their travel expenditures, it could reduce our revenues and harm our business.

Governmental agencies, which in the aggregate are a material part of our customer base, are subject to budget processes, which could limit the demand for our travel services.

Governmental agencies, which in the aggregate represent approximately 19% of our total revenues as of the year ended December 26, 2004, are subject to budgetary processes and expenditure constraints. The funding of government programs is subject to legislative appropriation. Budgetary allocations are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. Although we have multi-year contracts with our governmental agency customers, governments generally appropriate funds on a fiscal year basis even though a contract may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. If our government agency customers do not receive legislative appropriation, such agencies may reduce their travel, which could reduce our revenue.

Governmental agencies have special contracting abilities and requirements, including the unilateral ability to suspend or terminate current contracts at will, to reduce the value of current contracts, and to prevent us from being awarded new contracts. As a government contractor, we are subject to periodic audits and reviews, which may decrease our revenues or adversely impact our margins. Also as a government contractor, we may have to meet onerous contract requirements, and our failure to meet these requirements may impact our revenues.

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

Our industry is extremely seasonal, causing fluctuating results of operations.

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

We were formed through the acquisition of 12 corporate travel management companies from January 1997 through May 1998, and we have made 45 acquisitions since that time. We expect to continue to grow in part through acquisitions. The rapid pace of acquisitions has, and will continue to, put pressure on our executive management, personnel and corporate support systems. Any inadequacy of our systems to manage the increased size and scope of operations resulting from growth could adversely affect our operations, business and financial results and condition.

If our agent reporting agreements are cancelled, we would be unable to sell airline tickets and our revenues would decrease.

We depend on the ability to sell airline tickets for a substantial portion of our revenue. To sell airline tickets, we must enter into, and maintain, an agent reporting agreement for each operating subsidiary with the Airlines Reporting Corporation, or ARC, for domestic agencies or with the Bank Settlement Plan, or BSP, for international agencies. Agent reporting agreements impose numerous financial, operational and administrative obligations on us. These agreements allow ARC or BSP to cancel an agent reporting agreement for failure to meet any of these obligations. If our agent reporting agreements are cancelled by ARC or BSP, we would be unable to sell airline tickets and our revenues would decrease.

Rapid technological changes and new distribution channels may adversely affect the value of our current or future technologies to us and our customers, which could cause us to increase expenditures to upgrade and protect our technology or develop and protect competing offerings in new distribution channels.

Distribution channels and technology in our industry are evolving rapidly. Our ability to compete and our future results depend in part on our ability to make timely and cost-effective enhancements and additions to our technology, to introduce new products and services that meet customer demands and to keep pace with rapid advancements in technology. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures and lead-time. We cannot assure you that we will successfully identify and develop new products or services in a timely manner, that offerings, technologies or services developed by others will not render our offerings obsolete or noncompetitive, or that the technologies in which we focus our investments will achieve acceptance in the marketplace and provide a return on our investment.

Bankruptcies of airlines or other providers of travel services could result in us failing to collect outstanding receivables from these providers or having to repay a portion of collected revenues to the bankruptcy trustee.

We derive part our revenue from commissions paid by international airlines, incentive override commissions paid by various airlines and incentive payments and commissions from other providers of travel services. This revenue is recorded as a receivable as earned and collected on a monthly or quarterly basis. If an airline or other provider of travel services were to declare bankruptcy, we may not receive payment for these outstanding receivables in a timely manner, or at all. In addition, the debtor or the bankruptcy trustee may claim that any receivables collected by us during the 90 days prior the bankruptcy filing were preference payments, which may need to be disgorged. If we do not collect this revenue, or have to return revenue as a preference payment, we would become a general unsecured creditor of the debtor, and we may not collect any amount of our outstanding receivable. If we fail to collect these receivables or have to disgorge collected receivables as a preference payment, our revenue would decrease.

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, or in follow-on offerings to raise additional capital. Our existing stockholders may also sell a large number of shares of our common stock or the public market may perceive that existing stockholders might sell shares of our common stock. These issuances or sales could reduce the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations of our results of operations.

Any failure to meet analysts’ expectations of our financial results, even slightly, has in the past, and could in the future, have an adverse effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our results of operations.

Our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries, which are not obligated to make funds available to us.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risks of noncompliance.

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002, or SOX. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and management resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We have identified material weaknesses in our internal controls that require remediation and concluded pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 that our disclosure controls and procedures and internal control over financial reporting at December 26, 2004 were not effective.

As we disclose in our management’s report on internal controls in Item 9A. “Controls and Procedures”, of this Form 10-K, we have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. While we are taking immediate actions to remedy our internal control weaknesses, the material weaknesses that have been identified will not be considered remedied until the new and enhanced internal controls operate for a period of time, are tested and it is concluded that such new and enhanced internal controls are operating effectively. Pending the successful completion of such testing, we will perform mitigating procedures relating to our internal control weaknesses. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition, a loss of investor confidence that could adversely affect the trading prices of our debt and equity securities and adversely affect our ability to access financing sources.

Conversion of our outstanding 4.875% convertible subordinated debentures due 2023 into our common stock will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our 4.875% convertible subordinated debentures due 2023 into our common stock, including conversions following certain changes of control of Navigant, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 7 of the Notes to Consolidated Financial Statements. Based upon our borrowings under the Credit Facility at June 26, 2005 of $131.7 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $659 thousand annualized increase or decrease in interest expense. We also enter into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for details on these hedging activities.

We transact limited business in various foreign countries. The substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Canadian Dollar, the Euro and the British Pound. We continue to monitor the possible impact of currency fluctuations on our operations and evaluate various methods to minimize the effects of currency, however the impact has not historically been significant and we do not expect it to be significant in the near term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated:

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	37
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	38
Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003 (As Restated, See Note 2)	39
Consolidated Statements of Income for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 (As Restated, See Note 2)	40
Consolidated Statement of Stockholders’ Equity for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 (As Restated, See Note 2)	41
Consolidated Statements of Cash Flows for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 (As Restated, See Note 2)	42-43
Notes to Consolidated Financial Statements	44-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Navigant International, Inc.

Englewood, CO.

We have audited the accompanying consolidated balance sheet of Navigant International, Inc. and subsidiaries (the “Company”) as of December 26, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year (52 weeks) then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for diluted earnings per share to conform to the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP Denver, Colorado October 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Navigant International, Inc.

In our opinion, the consolidated balance sheet as of December 28, 2003 and the related consolidated statements of income, of stockholders’ equity and of cash flows for each of the two years in the period ended December 28, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of Navigant International, Inc. and its subsidiaries (the Company ) at December 28, 2003 and for each of the two years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 28, 2003 and December 29, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Denver, Colorado March 12, 2004, except for Note 2 which is as of October 7, 2005

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 26, 2004	December 28, 2003
		(As Restated, See Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$2,805	$1,880
Accounts receivable, less allowance for doubtful accounts of $418 and $899	89,735	69,449
Prepaid expenses and other current assets	6,817	7,283
Deferred income taxes	3,462	3,808
Income tax receivable	4,657	11,261

Total current assets	107,476	93,681

Property and equipment, net	23,807	18,968
Goodwill	355,902	315,103
Intangible assets, net of accumulated amortization of $11,984 and $8,106	30,533	21,152
Other assets	7,230	8,318

Total assets	$524,948	$457,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$100	$122
Short-term portion of capital lease obligations	2,033	303
Accounts payable	17,947	11,359
Accrued compensation	12,811	7,280
Customer deposits	34,253	14,069
Deferred revenue	6,284	6,419
Other accrued liabilities	13,288	12,184

Total current liabilities	86,716	51,736

Long-term debt	175,825	180,221
Capital lease obligations	1,647	44
Deferred income taxes	15,144	9,758
Deferred revenue	11,724	18,156
Other long-term liabilities	290	1,710

Total liabilities	291,346	261,625

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,721,000 and 15,732,000 issued	17	16
Additional paid-in capital	170,721	154,699
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	68,122	49,209
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,702	3,405
Effect of interest rate swaps	(32)	(804)

Total accumulated other comprehensive income	5,670	2,601

Total stockholders’ equity	233,602	195,597

Total liabilities and stockholders’ equity	$524,948	$457,222

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Revenues	$451,365	$352,283	$371,283
Operating expenses	265,666	189,900	202,216
General and administrative expenses	129,683	112,775	111,626
Depreciation and amortization expense	13,249	13,179	13,231

Operating income	42,767	36,429	44,210

Other (income) expenses:
Interest expense	12,341	28,372	17,141
Interest income	(95)	(50)	(39)
Other, net	39	35	35

Income before provision for income taxes	30,482	8,072	27,073
Provision for income taxes	11,569	3,063	10,223

Net income	$18,913	$5,009	$16,850

Weighted average number of common shares outstanding:
Basic	15,049	14,198	13,743
Diluted	19,840	14,553	14,106

Net income per share:
Basic	$1.26	$0.35	$1.23
Diluted	$1.06	$0.34	$1.19

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance at December 30, 2001, as previously reported	13,565	$14	$143,915	$(10,928)	$(5,603)	$28,973		$156,371
Aggregate impact of restatement adjustments (Note 2)						(1,623)		(1,623)

Balance at December 30, 2001 (as restated, see Note 2)	13,565	14	143,915	(10,928)	(5,603)	27,350		154,748
Exercise of stock options	317	1	2,490					2,491
Tax impact of exercise of stock options			1,228					1,228
Comprehensive income:
Net income (as restated, see Note 2)						16,850	$16,850	16,850
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $1,007					1,622		1,622	1,622
Effect of interest rate swaps, net of taxes of $84					135		135	135

Total comprehensive income (as restated, see Note 2)							$18,607

Balance at December 29, 2002 (as restated, see Note 2)	13,882	15	147,633	(10,928)	(3,846)	44,200		177,074
Exercise of stock options	319	1	2,462					2,463
Tax impact of exercise of stock options			596					596
Issuance of common stock for the earn-out payment due to SatoTravel	129		1,620					1,620
Issuance of common stock for acquisitions	171		2,388					2,388
Comprehensive income:
Net income (as restated, see Note 2)						5,009	$5,009	5,009
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $3,421					5,509		5,509	5,509
Effect of interest rate swaps, net of taxes of $561					938		938	938

Total comprehensive income (as restated, see Note 2)							$11,456

Balance at December 28, 2003 (as restated, see Note 2)	14,501	16	154,699	(10,928)	2,601	49,209		195,597
Exercise of stock options	256	1	2,850					2,851
Tax impact of exercise of stock options			597					597
Issuance of common stock for acquisitions	733		12,575					12,575
Comprehensive income:
Net income						18,913	$18,913	18,913
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $1,395					2,297		2,297	2,297
Effect of interest rate swaps, net of taxes of $487					772		772	772

Total comprehensive income							$21,982

Balance at December 26, 2004	15,490	$17	$170,721	$(10,928)	$5,670	$68,122		$233,602

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Cash flows from operating activities:
Net income	$18,913	$5,009	$16,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,249	13,179	13,231
Bad debt expense	45	332	132
Income tax benefit from employee exercise of stock options	597	596	1,228
Deferred tax provision (benefit)	3,827	5,848	(10,007)
Write-off of deferred loan fees related to debt extinguishment		1,979
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(3,812)	(3,313)	(2,538)
Prepaid expenses and other current assets	2,042	(1,824)	2,559
Income tax receivable	6,604	(7,521)	2,008
Accounts payable	(197)	(351)	3,366
Other liabilities	5,362	(68)	(11,340)
Deferred income	(6,567)	(7,161)	27,031
Other	(1,420)	(729)	(3,229)

Net cash provided by operating activities	38,643	5,976	39,291

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(9,258)	(6,748)	(4,720)
Proceeds from disposal of building			2,874
Acquisitions and earn-out consideration, net of cash received	1,480	(7,337)	(1,368)

Net cash used in investing activities	(7,778)	(14,085)	(3,214)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(762)	(3,104)	(3,104)
(Payments of) proceeds from credit facilities, net	(32,138)	21,068	(34,750)
Issuance of convertible subordinated debentures		72,000
Prepayment of senior secured notes		(80,000)
Payments of debt issuance costs		(4,398)
Repayment of note payable			(3,500)
Proceeds from exercise of stock options	2,851	2,462	2,490

Net cash (used in) provided by financing activities	(30,049)	8,028	(38,864)

Effect of exchange rate changes on cash and cash equivalents	109	268	244

Net increase (decrease) in cash and cash equivalents	925	187	(2,543)
Cash and cash equivalents at beginning of period	1,880	1,693	4,236

Cash and cash equivalents at end of period	$2,805	$1,880	$1,693

Supplemental disclosures of cash flow information:
Interest paid	$10,945	$28,095	$16,138
Income taxes paid	$5,715	$4,140	$16,994

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

The Company issued notes payable, common stock and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 26, 2004, December 28, 2003 and December 29, 2002. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Accounts receivable	$16,391	$437	$1,994
Prepaid expenses and other current assets	367	55	53
Property and equipment	856	633	103
Goodwill.	36,218	9,207	655
Intangible assets.	13,259	2,254
Other assets	98	66
Short-term debt			(441)
Accounts payable	(6,960)	(516)	(1,014)
Accrued liabilities	(22,850)	(5,789)	(765)
Other long-term liabilities		(333)

Net assets acquired	$37,379	$6,014	$585

The acquisitions were funded as follows:
Notes payable due to former owners	$27,720	$	$255
Issuance of common stock	12,575	2,388
Cash (received) paid, net	(2,916)	3,626	330

Total	$37,379	$6,014	$585

Non-cash transactions:

•	During the years ended December 26, 2004, December 28, 2003 and December 29, 2002, the Company acquired $4,850, $0 and $1,482 in fixed assets through capital lease transactions.

•	During the year ended December 26, 2004, the Company issued common stock valued at $10,575 and a note payable to former shareholders for $27,720 for the acquisition of Northwestern Travel Management and common stock valued at $2,000 for a meetings and incentive company. During the year ended December 28, 2003, the Company issued common stock valued at $1,620 for the earn-out payment due to the former owners of SatoTravel, which was acquired in 2001.

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Navigant International, Inc. (the “Company” or “Navigant”), a Delaware corporation, is the second largest provider of corporate travel management services in the United States, based on the number of airline tickets sold in 2004. The Company serves corporate, government, military, leisure and meetings and incentive clients. The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses.

The Company’s operations are primarily concentrated in one market segment—airline travel and related ancillary products—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the second and third quarters having higher airline bookings and the first and fourth quarters having lower airline bookings. The majority of the leisure travel services and meetings and incentive services that the Company provides are directed to the Company’s corporate customers and the Company does not compile separate internal financial reporting of leisure travel or meetings and incentive activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

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

Related Party Receivables

The Company had receivables due from employees as of December 26, 2004 and December 28, 2003 aggregating $123 and $124.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from three to ten years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the lesser of the useful life of the improvements or the term of the property lease, which ever is shorter. Computer equipment leased under capital leases is amortized over the lesser of its useful life or its lease terms.

Software development costs incurred in the application and development stage, which meet certain capitalization criteria, are capitalized and amortized on a straight-line basis over five years, the estimated useful life of the asset.

Accounting for Acquisitions

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. For acquisitions of $10 million or more, Navigant utilizes qualified outside business valuation specialists to assist with the identification and valuation of intangible assets acquired and liabilities assumed. For acquisitions less than $10 million, the Company utilizes similar techniques and principles for identifying intangible assets and determining their fair values. Each valuation appraisal is unique; most often Navigant uses an approach that projects net cash flows over the economic life of the identified intangible assets and then discounts the cashflows using an appropriate market participant discount rate to arrive at an indication of fair value. Other valuation techniques may be utilized depending on the type of intangible asset identified. The determination of such fair values involves the use of significant estimates and assumptions, along with the application of various valuation techniques. The estimates include future cash flows related to specific assets. Such assets usually consist of proprietary software, trademarks and trade names, non-competition agreements and customer related intangibles. The estimates also include the assessment of future lives based on the expected future period of benefit of the asset. Estimates of cash flows are based on management’s projections. The selection of discount rates is based on a process that incorporates aspects of economic theory, capital budget techniques and the Capital Asset Pricing Model. The value assigned to goodwill is the residual of the purchase price of the fair value of all identifiable assets acquired, excluding assembled workforce (which cannot be accounted for separately from goodwill), less all liabilities assumed. Useful lives and methods of amortization for definite-lived intangibles are determined based on the expected amount and timing of future benefits from the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

Goodwill

Goodwill represents the excess of cost over the net fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized. In lieu of amortization, Navigant evaluates the recoverability of the carrying value of goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. See Note 5. Prior to 2002, substantially all goodwill was amortized on a straight-line basis over an estimated useful life of 35 years.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Intangible Assets

The Company has intangible assets related to customer contracts and other customer-related intangibles, technology, non-compete agreements and trade names. The majority of these intangible assets were acquired in acquisitions in 2001 and 2004. The Company amortizes customer contracts and other customer-related intangibles over their period of expected benefit, which generally ranges from five to 20 years, technology assets over a life of three to five years and trade name assets over a life which ranges from ten years to indefinite depending on the expected benefit. The amortization method used by the Company for definite-lived intangibles results in greater amortization in the early years and lesser amortization in later years, consistent with the pattern of expected benefits. For example, the amortization of a customer-related intangible asset with a useful life of 20 years will aggregate to approximately 45% of the fair value five years subsequent to the business acquisition and 75% of the fair value 10 years subsequent to the business acquisition. A trade name with an indefinite life was recognized as a result of a 2001 acquisition. The Company has evaluated and will continue to evaluate the recoverability of the carrying value of the indefinite-lived trade name on an annual basis, and whenever events or changes in circumstances indicate the carrying value of this trade name may not be recoverable, by projecting net cash flows over the remaining economic life of the identified intangible assets and discounting the projected net cash flows to determine if the carrying value of the asset has been impacted.

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

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily the effects of interest rate changes, associated with the Company’s debt structure. The Company has entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedges are determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. The notional amount of these types of interest rate swaps aggregated $100 million as of December 26, 2004. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 26, 2004, December 28, 2003 and December 29, 2002 the Company did not report any significant loss or gain associated with the ineffectiveness of cash flow hedges. As of December 26, 2004 and December 28, 2003, the aggregate fair value of the cash flow hedges aggregates an unrealized loss of $51 and $1,310 and this is recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the year ended December 26, 2004 was a gain of $772, net of taxes of $487. The change in value for the year ended December 28, 2003 was a gain of $938, net of taxes of $561. The change in value for the year ended December 29, 2002 was a gain of $135, net of taxes of $84.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

maturity of these instruments. The carrying amounts and estimated fair values of the Company’s long-term debt at December 26, 2004 and December 28, 2003 were as follows:

	December 26, 2004		December 28, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit Facility due October 2007	$95,300	$95,300	$107,800	$107,800
4.875% Convertible Subordinated Debentures due November 1, 2023	72,000	72,000	72,000	72,000
Other long-term debt	8,525	8,525	421	421

The estimated fair values of the Company’s long-term debt held with a fixed rate were based on quoted market prices. The carrying values of all other financial instruments approximate their fair value.

Income Taxes

Navigant is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. Navigant accounts for any income tax contingencies in accordance with the FAS No. 5, Accounting for Contingencies. While the Company believes that it has appropriately provided for income taxes for all years, any number of factors may result in adjustments to their tax provision. Any adjustments to their reserves for tax contingencies (which are not material and are included in other accrued liabilities) may result in benefits or charges that would impact their reported financial results in future periods. Deferred income taxes are provided for differences in the timing of recognition of revenues and expenses for financial reporting and income tax reporting purposes.

Revenue Recognition

Revenues consist of commissions and fees on travel services and incentive override commissions from travel service providers all related to the Company’s provision of travel management services to its clients. Navigant records revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed. Management fees are recognized as revenue as services are provided. Navigant provides a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in revenues. The provisions that have been netted against revenues are not material in the periods reflected. Navigant’s estimates for cancellations and reservation changes could vary significantly from actual results based upon changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when Navigant’s service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. Navigant records incentive override commissions on an accrual basis in the month they are earned based upon the Company’s historical results and current trends. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract. Meetings and incentive revenues are recognized over the term that services are provided.

Operating Expenses

Operating expenses include travel agent salaries, communications and other costs associated with the selling and processing of travel reservations.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs, which are immaterial, are included in the consolidated statement of operations as a component of general and administrative expenses.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company accounts for options issued to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Any grants to non-employees under these plans are accounted for in accordance with EITF Issue No. 96-18.

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (note that diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of December 26, 2004 and December 28, 2003):

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net income:
As reported	$18,913	$5,009	$16,850
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(617)	(780)	(904)

Pro forma	$18,296	$4,229	$15,946

Net income per share:
As reported:
Basic	$1.26	$0.35	$1.23
Diluted	$1.06	$0.34	$1.19
Pro forma:
Basic	$1.22	$0.30	$1.16
Diluted	$1.03	$0.29	$1.13

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Expected life of option	7 years	7 years	7 years
Risk free interest rate	3.39%	3.13%	3.54%
Expected volatility of stock	47%	49%	62%
Dividends	$0	$0	$0

Recent Accounting Pronouncements

In April 2004, the FASB issued Staff Position No. 129-1, Disclosure of Information about Capital Structure Relating to Contingently Convertible Securities (“FAS 129-1”). FAS 129-1 requires companies to disclose the significant terms of the conversion features of contingently convertible securities to enable users of financial

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

statements to understand the circumstances of the contingency and potential impact of conversion. This disclosure can be found in Note 7 in the section entitled “Convertible Subordinated Debentures.”

At its September 2004 meeting the FASB’s Emerging Issues Task Force reached a consensus, EITF Issue No. 04-8, that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus was effective for fiscal 2004 and required retroactive restatement of diluted earnings per share for all prior periods presented. The impact for the year ended December 26, 2004 is a decrease to the Company’s diluted earnings per share by $0.16 compared to the prior accounting principles. There was no impact to the Company’s diluted earnings per share for the fiscal year ended December 28, 2003.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) in March 2005, which provided interpretations of the staff regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of its operating and general and administrative expenses. For the Company, FAS 123(R) will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2006. The Company will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“FAS 153”). FAS 153 eliminates the exception to recognize non-monetary transactions at fair value for non-monetary exchanges of similar productive assets previously allowed by APB Opinion No. 29, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

NOTE 2—RESTATEMENT

The Company has restated its consolidated financial statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 for the items discussed below. These items resulted in

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

adjustments, net of income taxes, that reduced net income by $1,840 in fiscal 2003, $2,042 in fiscal 2002, and $1,623 related to the years prior to fiscal 2002.

In 2004, the Company reassessed its application of the accounting principles in assigning amounts to the assets acquired and liabilities assumed in certain business combinations that it made in 2001 and 2003. As a result, the Company has restated its 2003 and 2002 financial statements to record certain identifiable intangible assets apart from goodwill and the related deferred income tax liabilities and to provide additional amortization expense and deferred tax benefits that collectively reduced previously reported net income and earnings per share for the affected periods. The impacts of the restatements related to acquisition accounting are a reduction to retained earnings of $1,102 as of the beginning of fiscal 2002 and decreases to net income and diluted earnings per share of $1,725 and $1,928 and $0.12 and $0.14 for the fiscal years 2003 and 2002, respectively.

In addition, the Company reassessed its lease accounting. The Company had historically recognized rent expense on a straight-line basis over the lease term taking into consideration scheduled rent increases, except for scheduled rent increases that were intended to approximate inflation expectations. The Company determined that all real estate leases with scheduled rent increases, including increases for inflation expectations, should be accounted for on a straight-line basis, under the guidance provided in FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and accordingly has restated its 2002 and 2003 financial statements to account for all real estate leases on a straight-line basis. The impacts of the restatements related to accounting for scheduled rent increases are a reduction of $326 to retained earnings as of the beginning of fiscal 2002, and decreases to net income of $58 and $63 for the fiscal years ended 2003 and 2002; there was no impact on diluted earnings per share.

In addition, the Company determined that all amortization periods for leasehold improvements should not extend beyond the “lease term” of the applicable lease agreement, as that term is defined in FASB Statement No. 13, Accounting for Leases as amended. The “lease term” includes renewal options that are reasonably assured due to economic penalties in the event of non-renewal. Accordingly, the Company has restated its 2002 and 2003 financial statements to recognize amortization of leasehold improvements over the lesser of the lease term or the useful lives of the assets. The impacts of the restatements related to leasehold improvement amortization are a reduction to retained earnings of $195 as of the beginning of fiscal 2002 and decreases to net income of $57 and $51 for the fiscal years ended 2003 and 2002; there was no impact on diluted earnings per share.

The following are summaries of the effects of the restatements on the Company’s consolidated balance sheet as of December 28, 2003 and the Company’s consolidated statements of income for fiscal years 2003 and 2002 (in thousands, except per share data):

	For the Year Ended
	December 28, 2003	December 29, 2002
Income before provision for income taxes (as previously reported)	$11,038	$30,356
General and administrative expenses:
Straight-lining of leases with escalating rents	(94)	(101)
Depreciation and amortization expense:
Amortization period for leasehold improvements	(92)	(82)
Amortization of intangible assets	(2,780)	(3,100)

Income before provision for income taxes (as restated)	$8,072	$27,073

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Fiscal Year Ended 2003

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Property and equipment, net	$19,456	$(488)	$18,968
Goodwill	331,858	(16,755)	315,103
Intangible assets	1,930	19,222	21,152
Total assets	455,243	1,979	457,222
Other accrued liabilities	11,469	715	12,184
Total current liabilities	51,021	715	51,736
Deferred income taxes	2,989	6,769	9,758
Total liabilities	254,141	7,484	261,625
Retained earnings	54,714	(5,505)	49,209
Total stockholders’ equity	201,102	(5,505)	195,597
Total liabilities and stockholders’ equity	455,243	1,979	457,222

Consolidated Statement of Income
General and administrative expenses	$112,681	$94	$112,775
Depreciation and amortization expense	10,307	2,872	13,179
Operating income	39,395	(2,966)	36,429
Income before provision for income taxes	11,038	(2,966)	8,072
Provision for income taxes	4,189	(1,126)	3,063
Net income	6,849	(1,840)	5,009
Basic net income per share	0.48	(0.13)	0.35
Diluted net income per share	0.47	(0.13)	0.34

Fiscal Year Ended 2002

	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Income
General and administrative expenses	$111,525	$101	$111,626
Depreciation and amortization expense	10,049	3,182	13,231
Operating income	47,493	(3,283)	44,210
Income before provision for income taxes	30,356	(3,283)	27,073
Provision for income taxes	11,464	(1,241)	10,223
Net income	18,892	(2,042)	16,850
Basic net income per share	1.37	(0.14)	1.23
Diluted net income per share	1.34	(0.15)	1.19

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 3—BUSINESS COMBINATIONS

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions.

Effective February 1, 2004, the Company acquired a meetings and incentive company. This acquisition was accounted for under the purchase method for a purchase price of $5,500, consisting of cash of $3,500 and issuance of 120,772 shares of capital stock at a total value of $2,000. This acquisition enhanced the Company’s meetings and incentive expertise and expanded its management team. The majority of the excess of purchase price over tangible net assets acquired was allocated to goodwill, with a significant portion of the recorded goodwill attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles, and $277 was related to customer contracts and customer-related intangibles to be amortized over a life of 15 years.

In June 2004, the Company acquired privately-held Northwestern Travel Service, L.P. (“Northwestern”). This acquisition enhanced the Company’s meetings and incentive expertise, expanded the critical mass of the Company’s North Central Region and heightened the Company’s market presence and opportunities. At the date of acquisition, Navigant paid $775 in cash, $19,520 in the form of a short-term promissory note ($19,420 of which was paid in the third quarter of 2004 and $100 of which was paid in January 2005) and issued to the sellers Navigant common stock valued at approximately $10,575 (approximately 611,000 shares). The stock consideration was determined using as a value the average closing price of Navigant stock for an agreed-upon period of time prior to the effective date of this acquisition. Subject to contingencies, if Northwestern achieved certain revenue objectives by the first anniversary of the closing, the sellers would be entitled to up to $10,250 in additional cash consideration. At the date of acquisition, the Company estimated that it was probable that $8,200 of the contingent cash consideration would be paid in 2005, and as of December 26, 2004, based on Northwestern’s revenues through that date, the Company continued to believe that $8,200 was the best estimate of the contingent consideration that would be paid. However, during the first six months of 2005, Northwestern’s revenues strengthened such that in August 2005, the Company paid the sellers the maximum amount of $10,250 as the final cash consideration. The amount of the payment in excess of the amount originally accrued results in an increase in goodwill, recorded as of the end of the second quarter of 2005. Pending final purchase price allocation, this acquisition was initially recorded under the purchase method with all excess of purchase price over acquired tangible net assets allocated to goodwill. Subsequently, $5,000 was allocated from goodwill to intangible assets resulting from customer relationships acquired. The $5,000 allocation to intangible assets was based on management’s original estimates and assumptions. In the fourth quarter of 2004, management adopted a policy of utilizing outside business valuation specialists for acquisitions in excess of $10,000 to assist management with the identification and valuation of intangible assets acquired. Consequently, management engaged outside business valuation specialists to assist management with the identification and valuation of the intangible assets acquired as part of this acquisition. Based on the results of these appraisals, management adjusted the estimates of the fair values of intangible assets acquired to record $12,800 related to customer contracts and customer-related intangibles to be amortized over a weighted average life of 19.3 years and $182 related to a non-compete agreement, in order to finalize the allocation of Northwestern’s purchase price. A significant portion of the remaining recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. Estimated values of customer contracts and customer-related intangibles are dependent on a number of assumptions regarding future events, none of which can be predicted with certainty, and the application of various valuation methodologies, reflecting the professional judgments of the person preparing the valuation. The principal differences that caused the final valuation to be higher than the original estimate include estimates of (a) a slower rate of attrition of acquired customers, (b) a more inclusive definition of which acquired customers should be recognized as representing an

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

acquired asset and (c) a lower value for the Northwestern assembled workforce which, while not recognized as a separate asset under generally accepted accounting principles, does impact the valuation of customer-related intangible assets. These differences were partially mitigated by the final use of a discount rate higher than initially selected, consistent with current accounting guidance and valuation standards of practice.

The following presents the unaudited pro forma results of operations of the Company for the fiscal years ended December 26, 2004 and December 28, 2003, giving retroactive effect to the results of the acquisition of Northwestern as if this acquisition had been made at the beginning of each period presented. The results presented below include certain pro forma adjustments of $1,577 for the twelve months ended December 26, 2004 and $1,886 for the twelve months ended December 28, 2003, to reflect revenue earned on behalf of Northwestern, the interest expense associated with the debt incurred to finance the acquisition, amortization expense related to acquired intangibles and the inclusion of a federal income tax provision on all earnings:

	For the Year Ended
	December 26, 2004	December 28, 2003
	(Pro Forma) (unaudited)
Revenues	$468,204	$389,213
Net income	$20,491	$6,894
Net income per share—basic	$1.34	$0.47
Net income per share—diluted	$1.13	$0.45

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of each period or the results which may occur in the future.

The Company also acquired two small general travel management companies in the fiscal year ended December 26, 2004.

The four acquisitions made in 2004 resulted in total goodwill of $36,218, 98% of which is expected to be deductible for tax purposes, and intangible assets of $13,259 (with a total of $13,077 related to customer-related intangibles to be amortized over a weighted average life of 19.2 years and $182 related to a non-compete agreement) and were accounted for under the purchase method for an aggregate purchase price of $37,379, consisting of cash received, net of cash paid, of $2,916 and issuance of 733,000 shares of common stock at a total value of $12,575 and a note payable to former shareholders for $27,720. The results of these acquisitions have been included in the Company’s results of operations from the date of acquisition.

In 2003, the Company made eight acquisitions, which included seven travel management companies and one company specializing in delivery of travel services over the Internet. These acquisitions resulted in total goodwill of $9,207, 53% of which is expected to be deductible for tax purposes, and intangible assets of $2,254 and were accounted for under the purchase method for an aggregate purchase price of $6,014, consisting of cash, net of cash acquired, of $3,626 and issuance of 171,000 shares of common stock at a total value of $2,388. The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition. The company specializing in delivery of travel services over the internet was acquired to gain exclusive access and use of certain software it had developed. The remaining companies were acquired to enhance the quality and quantity of the Company’s existing workforce through international expansion, low cost reservations offices, and offices in key domestic geographical markets including Boston, Houston and Chicago.

In 2002, the Company made one immaterial acquisition accounted for under the purchase method.

Goodwill related to acquisitions in the United States is generally expected to be deductible for tax purposes. Goodwill is generally not deductible for tax purposes outside the United States.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

In addition to the above noted consideration, additional purchase consideration aggregating $1,436, $3,711 and $783 has been paid in 2004, 2003 and 2002 based on subsequent earnings or completion of financial audits of the previously acquired entities. Such additional consideration has been recorded as additional goodwill. The Company generally settles all additional purchase consideration within two years of the related acquisition. Included in the additional purchase consideration for 2003 is approximately $3,100 in cash and $1,620 in common stock issued in 2003 related to amounts due under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, in which the Company agreed to pay additional, contingent consideration given that SatoTravel achieved certain specified goals.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 26, 2004	December 28, 2003
		(As Restated, See Note 2)
Furniture and fixtures	$50,461	$43,876
Leasehold improvements	7,317	7,319
Software development costs	6,142	1,966
Assets under capital leases	6,112	3,072

	70,032	56,233
Less: Accumulated depreciation	(46,225)	(37,265)

Net property and equipment	$23,807	$18,968

Depreciation and amortization expense for furniture and fixtures and leasehold improvements for 2004, 2003 and 2002 was $7,692, $8,579 and $9,225. Amortization expense for assets under capital leases for 2004, 2003 and 2002 was $943, $1,483 and $799. Amortization expense for software development costs for 2004 and 2003 was $736 and $0.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 26, 2004 and December 28, 2003 are as follows:

	December 26, 2004	December 28, 2003
		(As Restated, See Note 2)
Balance as of beginning of year	$315,103	$293,343
Goodwill acquired during year	36,218	9,207
Additional purchase consideration paid during year	1,436	5,331
Foreign currency translation adjustments	3,145	7,222

Balance as of end of year	$355,902	$315,103

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Upon adoption of FAS 142, the Company tested goodwill for impairment at December 30, 2001 and, thereafter, has tested goodwill for impairment in the third quarter of each fiscal year. Testing upon adoption and in the third quarter of 2002, 2003 and 2004 compared the Company’s capitalization, defined as the sum of long-term debt and stockholders’ equity, to the estimated enterprise value calculated using Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”) amounts and a predetermined multiplier for each reporting unit. Based on this testing, management of the Company believes the goodwill held in both reporting units is not impaired.

Intangible Assets

Intangible assets, excluding goodwill, as of December 26, 2004 and December 28, 2003 consist of:

	December 26, 2004			December 28, 2003 (As Restated, See Note 2)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer-related intangibles	$31,661	$10,896	$20,765	$18,584	$7,662	$10,922
Acquisition-related developed technology	1,874	996	878	1,874	415	1,459
Non-complete agreement	182	9	173
Finite-lived trademarks and trade names	500	83	417	500	29	471
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300

Total intangible assets, excluding goodwill	$42,517	$11,984	$30,533	$29,258	$8,106	$21,152

Amortization of intangible assets was $3,878, $3,117 and $3,207 for the years ended December 26, 2004, December 28, 2003 and December 29, 2002. Based on the carrying values of intangible assets recorded as of December 26, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

2005	$4,063
2006	3,351
2007	2,784
2008	2,341
2009	1,858
Thereafter	7,836

Total amortization expense	$22,233

NOTE 6—OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 26, 2004	December 28, 2003
		(As Restated, See Note 2)
Vendor commissions allocated to customers	$2,466	$2,436
Accrued interest payable	1,391	1,036
Other	9,431	8,712

Total other accrued liabilities	$13,288	$12,184

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 7—DEBT

Long-term debt consists of:

	December 26, 2004	December 28, 2003
Line of Credit Facility, weighted average interest rate of 5.63% and 4.58% at December 26, 2004 and December 28, 2003	$95,300	$107,800
4.875% Convertible Subordinated Debentures due November 1, 2023	72,000	72,000
Contingent payment to former owners of Northwestern (see Note 3)	8,200
Notes payable due to former owners of Northwestern, unsecured, interest rate of 5.0%, due January 2005	100
Payable to State of Minnesota, interest rate of 3.5%, due 2007, quarterly payments of $25	325	425
Other miscellaneous debt		118

	175,925	180,343
Less: Current maturities of long-term debt	100	122

Total long-term debt	$175,825	$180,221

Credit Facility

The Company maintains a $170.0 million credit facility ($160.0 million is available as of December 26, 2004) with Bank of America, N.A. as administrative agent that matures on October 31, 2007 and consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan ($40.0 million of which is outstanding and available as of December 26, 2004) (the “Credit Facility”). The Credit Facility is collateralized by substantially all of the Company’s assets and the credit is subject to terms and conditions typical of facilities of such size, including certain covenants including financial covenants related to maintenance of minimum levels of senior leverage, total leverage and fixed charge leverage. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios. See Note 16 for additional information.

Convertible Subordinated Debentures

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

If any one of these contingencies is met, the debentures could be converted into an aggregate of 4,349,405 shares of Navigant’s common stock. If these debentures were converted, there would be no immediate impact on net income. However, ongoing interest expense would be reduced by the reduction in ongoing interest payments. Upon conversion of the debentures, the Company has a right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

If the debentures are converted in connection with certain changes of control that occur prior to November 1, 2010, Navigant will increase the conversion rate so that holders of debentures receive additional shares of common stock or, in lieu thereof, Navigant may elect to adjust the conversion rate and related conversion obligation so that the debentures are convertible into shares of the acquiring or surviving company. See Note 16 for additional information.

Maturities of Long-Term Debt

Maturities of long-term debt are as follows:

2005	$100
2006	100
2007	93,725
2008	10,000
Thereafter	72,000

Total maturities of long-term debt	$175,925

The Company owes $10,000 on the term loan in 2005, 2006, 2007 and 2008. However, when these amounts are due in 2005, 2006 and 2007, the Company intends to refinance these amounts from the available balance on the Credit Facility. As a result, the Company has included the maturity of $30,000 in 2007, when the Credit Facility matures.

NOTE 8—INCOME TAXES

Income (loss) before income taxes consists of the following:

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Domestic	$31,217	$9,406	$25,970
Foreign	(735)	(1,334)	1,103

Income before income taxes	$30,482	$8,072	$27,073

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

The provision for income taxes consists of the following:

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Income taxes currently payable (receivable):
Federal	$5,766	$(1,550)	$18,168
Foreign	355	(480)	966
State	1,096	(756)	1,096

	7,217	(2,786)	20,230
Deferred income tax expense (benefit):
Federal	4,015	6,032	(8,905)
Foreign	(274)	(577)	(4)
State	611	394	(1,098)

	4,352	5,849	(10,007)

Total provision for income taxes	$11,569	$3,063	$10,223

Deferred taxes are comprised of the following:

	December 26, 2004	December 28, 2003
		(As Restated, See Note 2)
Deferred tax assets:
Accrued salary and vacation	$1,016	$1,087
Deferred revenue	6,410	8,859
Deferred rent	326	327
Property and equipment	238	735
Foreign tax credit	1,736	1,651
Foreign deferred tax asset	1,297	587
Other accrued liabilities	1,161	1,536

Total deferred tax assets	$12,184	$14,782

Deferred tax liabilities:
Goodwill and intangibles	$(19,950)	$(18,219)
Tax on cumulative translation adjustment	(3,495)	(2,092)
Other	(421)	(421)

Total deferred tax liabilities	$(23,866)	$(20,732)

Net deferred tax liability	$(11,682)	$(5,950)

As of December 26, 2004, the Company had deferred tax assets attributable to foreign and state unused net operating loss carry-forwards (expiring in various years through 2021) of $822 and $346. In addition, the Company’s foreign tax credit carried forward to be used in future years (that begins to expire in 2011) was $1,736. This foreign tax credit carry-forward may be applied against future U.S. taxes on income, and may reduce tax payments the Company is required to make in 2005. Management believes that it will obtain the full

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

benefit of the deferred tax assets on the basis of the Company’s historical profitability and its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Therefore, no valuation allowance is considered necessary.

Congress passed the American Jobs Creation Act (the “Act”) in October 2004. The provision within the Act that affected the Company was the extension of the foreign tax credit carryover period from five years to ten years for income taxes that exceed credit limitations, which allows the Company a greater period of time to take advantage of their excess foreign tax credit position. No other provisions of the Act will benefit the Company.

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for any income tax contingencies in accordance with the FAS No. 5, Accounting for Contingencies. The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	For the Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	1.2	2.0
Foreign taxes	(0.8)	0.2	1.0
Other		1.5	(0.2)

Effective income tax rate	37.9%	37.9%	37.8%

NOTE 9—LEASE COMMITMENTS

The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2005	$2,211	$19,138
2006	1,135	14,549
2007	563	8,479
2008	48	7,251
2009		5,189
Thereafter		7,783

Total minimum lease payments	3,957	$62,389

Less: Amounts representing interest	(277)

Present value of net minimum lease payments including current portion of $2,033	$3,680

Rent expense for all operating leases for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 was $13,946, $15,287 and $15,043.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been informed by the Securities and Exchange Commission (“SEC”) that the staff of the Division of Enforcement is conducting an informal inquiry, which the Company understands is focused on the restatement of financial statements described in more detail in Note 2. The Company has been cooperating and intends to cooperate fully with the SEC.

The Company is involved in certain disputes and legal actions arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of these proceedings, in the Company’s opinion, based on a review with legal counsel, none of these disputes and legal actions is expected, except as described below, to have a material impact on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm the Company’s business.

As discussed in Note 3, the Company acquired Northwestern. In this transaction, the Company provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that the Company would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, the Company received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding Navigant available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of the Company’s SEC reports and financial statements with applicable laws, rules and requirements. To the Company’s knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. While the Company cannot predict the outcome of this matter, the Company denies liability to the sellers and will vigorously defend any arbitration or other legal action based upon them. The Company is unable to state that an outcome unfavorable to the Company in this matter is either probable or remote, as those terms are defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or to estimate a potential range of loss.

Post Employment Benefits

The Company has entered into employment agreements with several senior employees, including its chief executive officer and chief financial officer, which would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 26, 2004 and December 28, 2003 related to these agreements, as no change of control has occurred. The total obligation would be approximately $4.5 million should future changes in control occur related to these agreements.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities for liabilities associated with claims against its former corporate parent, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, commitments to restrict dividend payments, commitments associated with certain vendor contracts and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases is indefinite. The Company does accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is estimable and probable.

NOTE 11—EMPLOYEE BENEFIT PLANS

Employee 401(k) Plans

The Company maintains a qualified 401(k) Retirement Plan (the “401(k) Plan”) that allows eligible associates to contribute a portion of their salary on a pre-tax basis. All full-time employees are eligible to participate in the 401(k) Plan after three months of service. As of December 26, 2004, the Company was not matching contributions made by employees. For the years ended December 26, 2004, December 28, 2003 and December 29, 2002, the Company incurred expenses totaling $154, $15 and $33 related to these plans.

Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. Generally, within one year following their acquisition by the Company, the assets of these plans are rolled into the Company’s 401(k) Plan.

Employee Stock Plans—Navigant

In June 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”), which allows the Company to issue options under the Plan up to 30% of the outstanding common stock. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 26, 2004, the Company had 193,450 shares available for future option grants.

A summary of option transactions follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2001	3,175,961	9.57	2,677,187	$9.40
Granted	366,000	14.19
Exercised	(316,964)	7.86
Canceled	(40,109)	10.60

Balance at December 29, 2002	3,184,888	10.26	2,683,205	$9.80
Granted	45,000	11.69
Exercised	(319,207)	7.71
Canceled	(90,096)	14.52

Balance at December 28, 2003	2,820,585	10.43	2,519,922	$10.12
Granted	54,500	17.57
Exercised	(257,535)	11.06
Canceled	(19,917)	13.31

Balance at December 26, 2004	2,597,633	10.50	2,384,387	$10.20

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

The weighted-average fair value of options granted was $9.28, $6.32, and $8.71 for the years ended December 26, 2004, December 28, 2003, and December 29, 2002.

The following table summarizes information about stock options outstanding and exercisable at December 26, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.19–$8.96	64,497	5.38	$5.10	58,247	$4.90
$9.00–$9.00	1,342,267	3.47	9.00	1,342,267	9.00
$9.03–$11.75	243,510	5.97	10.53	167,764	10.51
$11.89–$19.00	947,359	4.38	12.99	816,109	12.49

	2,597,633	4.08	$10.50	2,384,387	$10.20

NOTE 12—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Year Ended
	(In Thousands, Except Per Share Amounts)
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Basic earnings per share
Net income	$18,913	$5,009	$16,850
Weighted average shares outstanding	15,049	14,198	13,743

Basic earnings per share	$1.26	$0.35	$1.23

Diluted earnings per share
Net income	$18,913	$5,009	$16,850
After tax interest expense on convertible debt	2,176

Net income for diluted earnings per share	$21,089	$5,009	$16,850

Weighted average shares outstanding	15,049	14,198	13,743
Effect of dilutive securities:
Employee stock option plan	442	355	363
Convertible subordinated debentures	4,349

Shares for diluted earnings per share	19,840	14,553	14,106

Diluted earnings per share	$1.06	$0.34	$1.19

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

an anti-dilutive effect. For the years ended December 26, 2004, December 28, 2003 and December 29, 2002, options for approximately 43,000, 300,000 and 200,000 shares were excluded from the calculation of diluted earnings per share.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for the years ended December 26, 2004 and December 28, 2003 (“As Previously Reported” amounts are listed first, followed by “As Restated” amounts—see Note 2 for details on restatement):

	As Previously Reported for the Year Ended December 26, 2004
	First	Second	Third
Revenues	$107,379	$107,255	$113,707
Operating income	11,643	15,279	11,061
Net income	5,536	7,687	4,766

Per share amounts:
Basic	$0.38	$0.52	$0.31
Diluted*	$0.31	$0.41	$0.26

	As Restated for the First, Second and Third Quarters and for the Fourth Quarter and Year Ended December 26, 2004
	First	Second	Third	Fourth	Total
Revenues	$107,379	$107,255	$113,707	$123,024	$451,365
Operating income	11,005	14,641	10,423	6,698	42,767
Net income	5,140	7,291	4,370	2,112	18,913

Per share amounts:
Basic	$0.35	$0.49	$0.28	$0.14	$1.26
Diluted*	$0.29	$0.40	$0.24	$0.13	$1.06

	As Previously Reported for the Year Ended December 28, 2003
	First	Second	Third	Fourth**	Total
Revenues	$88,905	$85,598	$90,740	$87,040	$352,283
Operating income	10,060	9,898	12,689	6,748	39,395
Net income	4,247	3,806	5,542	(6,746)	6,849

Per share amounts:
Basic	$0.30	$0.27	$0.39	$(0.48)	$0.48
Diluted	$0.30	$0.27	$0.38	$(0.48)	$0.47

	As Restated for the Year Ended December 28, 2003
	First	Second	Third	Fourth**	Total
Revenues	$88,905	$85,598	$90,740	$87,040	$352,283
Operating income	9,319	9,157	11,948	6,005	36,429
Net income	3,788	3,347	5,083	(7,209)	5,009

Per share amounts:
Basic	$0.27	$0.24	$0.36	$(0.52)	$0.35
Diluted	$0.27	$0.24	$0.35	$(0.52)	$0.34

*	Diluted earnings per share have been adjusted to include convertible subordinated debentures within calculation, as if converted as of the end of each quarter.
**	Fourth quarter 2003 results included $13.7 million loss on debt extinguishment.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 14—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	For the Year Ended
	December 26, 2004		December 28, 2003		December 29, 2002
	Revenues*	Long-Lived Assets	Revenues*	Long-Lived Assets	Revenues*	Long-Lived Assets
United States	$414,142	$7,029	$321,346	$8,189	$348,595	$5,705
Foreign	37,223	201	30,937	129	22,688	20

Consolidated	$451,365	$7,230	$352,283	$8,318	$371,283	$5,725

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual countries are not considered material for separate disclosure in the table above.

NOTE 15—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for revenues of 19% in 2004, 24% in 2003 and 23% in 2002 of the Company’s total revenues. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 16—SUBSEQUENT EVENTS

Acquisition of SYNERGI

On January 6, 2005, Navigant announced that it agreed to purchase 100% of the outstanding stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited. The acquisition closed on February 2, 2005. SYNERGI Travel New Zealand and Australia, like Navigant, provide corporate travel management services combining personalized customer service and Web-enabled technologies. Headquartered in Sydney and Auckland, SYNERGI Travel has offices in Melbourne, Canberra, Brisbane, Adelaide, Perth, Wellington, Palmerston North and Christchurch. After closing, SYNERGI Travel New Zealand and Australia began doing business under the TQ3Navigant brand.

Navigant funded the purchase through its Credit Facility. The acquisition is subject to an earn-out portion of the purchase price, payable in 2006, assuming that the earn-out conditions are met. The final purchase price determination will be based on the actual profitability of the acquired entities for the year following the completion of the acquisition.

TQ3 Agreement

On March 17, 2004, the Company signed a Global Business Travel Venture Agreement with TQ3 Travel Solutions Management Holding GmbH. Under this agreement, Navigant agreed to purchase a 50% interest in TQ3 Travel Solutions GmbH, once certain issues between the parties were resolved. The purchase was

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

completed on December 29, 2004 for a purchase price of approximately $2.5 million. As part of the final purchase agreement, the parties agreed to clarify and resolve certain matters in connection with their respective activities in overlapping territories. At the date of this report, the Company has not reached a definitive agreement to resolve such matters.

Stockholder Rights Plan

On July 18, 2005, the Board of Directors of the Company declared a distribution of one right for each outstanding share of Navigant common stock to shareholders of record at the close of business on July 29, 2005 and for each share of Navigant common stock issued by the Company thereafter and prior to the date the rights are exercisable. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from Navigant one one-thousandth of a share of preferred stock at a purchase price of $40 per share, subject to adjustment.

The rights are separate from Navigant common stock and will only be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, obtained the right to acquire or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Navigant common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of Navigant common stock.

These rights will expire at the close of business on the one-year anniversary of the Rights Agreement, unless earlier redeemed by the Company.

Convertible Subordinated Debentures—Indenture Agreement Amendments

On July 21, 2005, Navigant obtained consents of the requisite amount of outstanding 4.875% Convertible Subordinated Debentures due 2023 to: 1) amend the Indenture Agreement to extend the financial statement requirements for providing its 2004 Annual Report on Form 10-K to October 31, 2005 and for providing the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 27, 2005 and June 26, 2005 to November 9, 2005; and 2) amend the Indenture Agreement to add a make-whole provision for conversion upon certain changes of control of Navigant. Under the make-whole provision, if a change of control occurs on or prior to November 1, 2010 and 10% or more of the consideration for Navigant’s common stock in the change of control consists of consideration other than common stock that is traded or scheduled to be traded, Navigant will increase the conversion rate for the debentures by a number of additional shares. In lieu thereof, Navigant may elect to adjust the conversion rate and related conversion obligation so that the debentures are convertible into shares of the acquiring or surviving company.

Credit Facility

As a result of Navigant’s delinquency in delivering its 2004 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 27, 2005 and June 26, 2005 to their lenders, the Company was not in compliance with certain covenants in the Credit Facility during 2005. In addition, during the fiscal quarter ended June 26, 2005 the Company did not comply with the Consolidated Total Leverage Ratio or Consolidated Fixed Charges Coverage Ratio covenants as defined in the Credit Facility. During 2005, Navigant’s lenders waived their requirement to comply with these covenants.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

On August 29, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to extend the date that the Company will provide this Annual Report and the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and the related compliance certificates, to the lending banks until September 30, 2005. On September 30, 2005, the lending banks agreed to further extend the date to October 28, 2005. In addition, the lending banks agreed to amend the Consolidated Total Leverage Ratio and the Consolidated Fixed Charges Coverage Ratio as defined in the Credit Agreement. As amended, the Company must maintain (A) a Consolidated Total Leverage Ratio as of the end of any fiscal quarter greater than (i) for the fiscal quarter ended on or about June 30, 2005, 3.80:1.0, (ii) for the fiscal quarter ending on or about September 30, 2005, 3.80:1.0, (iii) for the fiscal quarter ending on or about December 31, 2005, 3.60:1.0, (iv) for the fiscal quarter ending on or about March 28, 2006, 3.50:1.0 and (v) for each fiscal quarter ending thereafter, 3.25:1.0, and (B) a Consolidated Fixed Charges Coverage Ratio as of the end of any fiscal quarter less than (i) for any fiscal quarter ending during the period from and including the fiscal quarter ending on or about June 30, 2005 to and including the fiscal quarter ending on or about September 30, 2006, 1.80:1.0 and (ii) for the fiscal quarter ending on or about December 31, 2006 and each fiscal quarter ending thereafter, 2.00:1.0. The lending banks under the Credit Agreement also agreed to amend the Credit Agreement to permit the Company to enter into the Term Loan Agreement.

Also, on August 29, 2005, the Company entered into the Term Loan Credit Agreement dated as of August 29, 2005 and borrowed $10 million. The Term Loan is due March 31, 2006. The Term Loan is a senior secured facility that is senior in right of payment to the Company’s existing obligations under the Credit Agreement. The Company may prepay the Term Loan, which is subject to the same covenants and financial covenants as under the Credit Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 26, 2004. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective as of December 26, 2004.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 26, 2004. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s, or the PCAOB, Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Based on our assessment, management has concluded that, as of December 26, 2004, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

Inadequate segregation of duties—Our organizational structure did not promote appropriate segregation of duties based on the aggregate effect of the significant deficiencies of the chief accounting officer having significant operational responsibilities, and the director of internal audit also serving as and performing the responsibilities of the director of finance. While not a significant deficiency on its own, our chief financial officer also serves as and performs the responsibilities of the chief operating officer, and, in combination with the two significant deficiencies noted above, such dual responsibilities contributed to the inadequate segregation of duties.

Ineffective controls over accounting for acquisitions—We lacked effective procedures and internal expertise for selecting and reviewing the work of outside business valuation specialists, and concluding on the appropriateness of the work of such specialists to support management’s determinations regarding the valuation of intangible assets. As a result, there was a material adjustment to the amount allocated to identifiable intangible assets related to a 2004 acquisition. While this adjustment was made prior to the release of the final 2004 financial statements, management determined that our procedures and internal resources required to evaluate the results of the outside business valuation specialists were not adequate.

Changes in Internal Control Over Financial Reporting During 2004

During the quarter ended December 26, 2004, we put into place enhanced acquisition accounting procedures for identifying potential intangible assets acquired in business combinations. We have also adopted a policy of utilizing outside business valuation specialists for acquisitions in excess of $10 million to assist us with the identification and valuation of intangible assets acquired and liabilities assumed. For acquisitions less than $10 million, we have adopted a policy of performing an internal appraisal utilizing similar techniques and principles for identifying intangible assets and determining their fair values. We will use these valuations and the enhanced acquisition accounting procedures to assist us in identifying, valuing and determining the amortizable lives of identifiable intangible assets. Our director of finance is responsible for applying the procedures and obtaining or completing the valuation of each acquisition. The results of that work will be reviewed by our chief accounting officer and our chief financial officer.

There were no other significant changes in our internal control over financial reporting that occurred during our fourth quarter ended December 26, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses Existing as of December 26, 2004

Subsequent to December 26, 2004, we have initiated, or plan to undertake, the following measures to strengthen our internal control processes:

Segregation of duties

•	We are analyzing the present responsibilities of the chief accounting officer and expect to segregate the operational and accounting functions of that position to the greatest extent feasible and to re-align those functions so that the chief accounting officer does not have operational responsibility.

•	We developed and implemented an independent internal audit function in conjunction with our compliance function. This internal audit function is managed by our director of compliance, who reports directly to the audit committee. The director of finance no longer has responsibility over the internal audit function.

•	We plan to evaluate the dual role of the chief financial officer and chief operating officer once the remediation steps described above are fully implemented to determine whether the combined set of responsibilities contributes to an internal control deficiency.

Ineffective controls over accounting for acquisitions

•	We plan to formalize the procedures for selecting and reviewing the work of external valuation specialists. We expect that those procedures will include policies as to when multiple external valuation specialists will be used. We believe that subsequent to December 26, 2004, we acquired significant experience in evaluating and reviewing the work of outside business valuation specialists.

Management’s assessment of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Navigant International, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Navigant International, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Inadequate Segregation of Duties. The Company’s organizational structure did not promote appropriate segregation of duties based on the aggregate effect of the significant deficiencies of the chief accounting officer having significant operational responsibilities, and the director of internal audit also serving as and performing the responsibilities of the director of finance. While not a significant deficiency on its own, the Company’s chief financial officer also serves as and performs the responsibilities of the chief operating officer, and, in combination with the two significant deficiencies noted above, such dual responsibilities contributed to the inadequate segregation of duties. Due to the potential pervasive effect on the financial statement accounts and disclosures of this material weakness, there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

Ineffective Controls Over Accounting for Acquisitions. The Company lacked effective procedures and internal expertise for selecting and reviewing the work of external valuation specialists, and concluding on the appropriateness of the work of such specialists to support management’s assertions regarding the valuation of intangible assets. As a result, there was a material adjustment to the amount allocated to identifiable intangible assets related to a 2004 acquisition in order to finalize the 2004 financials statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 26, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that Navigant International, Inc. did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Navigant International, Inc. has not maintained effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004, of the Company and our report dated October 7, 2005, expressed an unqualified opinion on those financial statements, and contains an explanatory paragraph concerning the Company’s change in its method of accounting for earnings per share to conform to the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Denver, Colorado

October 7, 2005

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 23, 2005 concerning each of our directors and executive officers. All directors serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of our Board of Directors.

Name	Age	Position
Edward S. Adams	55	Chairman of the Board (3), Chief Executive Officer and President
Robert C. Griffith	56	Chief Operating Officer, Chief Financial Officer and Treasurer
John S. Coffman	43	Chief Accounting Officer and Senior Vice President/Finance
Kenneth W. Migaki	46	Chief Information Officer
Eugene A. Over, Jr.	47	Senior Vice President/Administration, General Counsel and Secretary
M. Keith Taylor	43	Senior Vice President, Sales and Account Management
Regina Q. Keating	62	Vice President, Operations and President, Navigant International/Rocky Mountain
Gary M. Alexander	50	Vice President, Product Management
David F. Buskirk	56	President, Navigant International/Southwest and Navigant International/Northwest
Fred L. Coward, III	66	President, Navigant Vacations
Sam A. DeFranco	48	President, Navigant International/Southeast and Navigant International/Northeast
Lyell H. Farquharson	48	President, Navigant International/Canada
Richard D. Furness	56	Managing Director, Navigant International/United Kingdom
Kelly L. Kuhn	40	President, SatoTravel
Gary R. Pearce	48	President, Navigant International/South Central and Navigant International/North Central
Michael J. Premo	49	President, Navigant Integrated Services
Steven E. Some	46	President, Navigant Performance Group
Ned A. Minor	59	Director (2)
Vassilios Sirpolaidis	58	Director (3)
John A. Ueberroth	62	Director (1)
David W. Wiederecht	49	Director (1)
D. Craig Young	51	Director (2)

(1)	Term expires in 2005.
(2)	Term expires in 2006.
(3)	Term expires in 2007.

Business Biographies

Ned A. Minor has served as our director since June 1998. Mr. Minor has served as Director, President and Vice-President of Minor & Brown, P.C., a private law firm, since 1977. Mr. Minor is a practicing attorney in the state of Colorado, specializing in the areas of general corporate law and mergers and acquisitions.

Vassilios Sirpolaidis has served as our director since June 1998. Mr. Sirpolaidis has served as the Managing Partner of Vailco Group, LLC, a construction and development company, since August 2001. He served as the Rocky Mountain Regional President of U.S. Office Products from April 1999 through May 2001. He also served as President of Mile High Office Supply, Inc. (“Mile High”) from 1978 through May 2001. U.S. Office Products acquired Mile High in July 1996. Mr. Sirpolaidis also served as a District President of U.S. Office Products from August 1996 and as President of Arizona Office Products, a subsidiary of U.S. Office Products, from May 1997 until December 2000.

John A. Ueberroth has served as our director since October 2003. Mr. Ueberroth has served as the Chairman of the Board of Directors and Chief Executive Officer of Preferred Hotel Group, a hotel representation company, since March 2004, as well as the Chairman of the Board of Directors for Ambassadors Group, Inc., an educational travel company, since November 2001. Mr. Ueberroth also served as the Co-Chairman of the Board of Directors of Ambassadors International, Inc., a travel management company, from November 2003 to June 2004 and as that company’s President, Chief Executive Officer and Director from August 1995 through November 2003.

David W. Wiederecht has served as our director since June 2001. As part of the acquisition of SatoTravel, the stockholders of SatoTravel: General Electric Pension Trust, Stuart Mill, LLC, Ambassadors International, Inc. and Hough Investment Limited Partnership, had the right to designate two Class I directors for the balance of the term of Class I directors. Mr. Wiederecht was one of the designated directors and he was re-elected by the stockholders in 2002 for another three-year period. We have no further obligation to nominate Mr. Wiederecht to the Board. Mr. Wiederecht has served as Vice President of Alternative Investments for GE Asset Management, Inc. since 1988. Mr. Wiederecht has also served as a director for Elephant & Castle Group, Inc. since 1995.

D. Craig Young has served as our director since June 1998. In June 2004, Mr. Young began serving as the Chief Executive Officer and Chairman of the Board of Netifice Communications, Inc., an Internet provider company. Prior to that, Mr. Young served as the Managing Member of Catalina Consulting, a consulting services company, since November 2002. From June 2000 to October 2002, Mr. Young served as Vice Chairman and Director of AT&T Canada.

Edward S. Adams has served as our Chairman of the Board and Chief Executive Officer since February 1998. In January 2003, he also began serving as our President.

Robert C. Griffith has served as our Chief Financial Officer and Treasurer since February 1998. He also began serving as our Chief Operating Officer in January 2003. Mr. Griffith is licensed as a certified public accountant in the state of Colorado.

John S. Coffman has served as our Chief Accounting Officer and Senior Vice President/Finance since January 2004. From July 2001 through January 2004 he served in the same capacity as Senior Vice President/Finance and Corporate Controller and from June 1998 through July 2001 he served in this same capacity as Vice President. Mr. Coffman is licensed as a certified public accountant in the state of Colorado.

Kenneth W. Migaki has served as our Chief Information Officer since December 2003. Prior to that, Mr. Migaki was employed by JD Edwards from May 1996 to December 2003, holding various positions including Vice President, Director of IT Infrastructure Services and Manager of Computing Services.

Eugene A. Over, Jr. has served as our Senior Vice President/Administration, General Counsel and Secretary since July 2001. From February 1998 though July 2001 he served in this same capacity as Vice President. Mr. Over is licensed as an attorney in the state of Colorado.

M. Keith Taylor has served as our Senior Vice President, Sales and Account Management since January 2005. Prior to that, Mr. Taylor served as President of Navigant International/Northwest, one of our subsidiaries, since December 1999.

Regina Q. Keating has served as our Vice President of Operations since October 1999, and the President of Navigant International/Rocky Mountain, one of our subsidiaries, since March 1998.

Gary M. Alexander has served as our Vice President of Product Management since January 2005 and as our Vice President of Corporate Development since April 2003. Prior to that, Mr. Alexander served as a Principal of Geiser Alexander Associates from May 2000 to April 2003, providing travel management consultation.

David F. Buskirk serves as President of our Western region, which is primarily comprised of Navigant International/Northwest, one of our subsidiaries, for which he has served as President since January 2005, and Navigant International/Southwest, one of our subsidiaries, for which he has served as President since June 1999.

Fred L. Coward, III has served as the President of Navigant Vacations, one of our subsidiaries, since January 2005. Prior to that, Mr. Coward served as President of Navigant International/Southeast, one of our subsidiaries, since October 1999.

Sam A. DeFranco serves as President of our Eastern region, which is primarily comprised of Navigant International/Southeast, one of our subsidiaries, for which he has served as President since January 2005, and Navigant International/Northeast, one of our subsidiaries, for which he has served as President since June 1999.

Lyell H. Farquharson has served as President of Navigant International/Canada, one of our subsidiaries, since October 2001. From 2000 to 2001, he served as the Chief Operating Officer of Minacs Worldwide, a public company in the contact center business. Mr. Farquharson is a Chartered Accountant.

Richard D. Furness has served as Managing Director of Navigant International/United Kingdom, one of our subsidiaries, since December 1999, Director of Navigant International/France, one of our subsidiaries, since June 2002, Director of Navigant International/Deutschland, one of our subsidiaries, since January 2003 and Director of Navigant International/Belgium, one of our subsidiaries, since March 2003.

Kelly L. Kuhn has served as President of SatoTravel, one of our subsidiaries, since January 2005. Prior to that, Ms. Kuhn served as President of Navigant International/North Central, one of our subsidiaries, since February 2000.

Gary R. Pearce serves as President of our Central region, which primarily consists of Navigant International/North Central, one of our subsidiaries, for which he has served as President since January 2005, and Navigant International/South Central, one of our subsidiaries, for which he has served as President since June 1999.

Michael J. Premo has served as President of Navigant Integrated Services, one of our subsidiaries, since July 2001. Prior to that, Mr. Premo served as Vice President of Strategic Relationships of SatoTravel, one of our subsidiaries, from January 1999 to July 2001.

Steven E. Some has served as President of Navigant Performance Group, one of our subsidiaries, since December 2004. Prior to that, Mr. Some served as Senior Vice President of Navigant Performance Group, one of our subsidiaries, since February 2004. From February 2000 to February 2004, Mr. Some served as President of Incentives Connections, Inc., a meetings and incentive company, which we acquired in February of 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than 10% of our outstanding shares to file with the SEC reports regarding changes in their beneficial ownership of our shares.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto furnished to us, the following is a person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Transactions
Vassilios Sirpolaidis	1	8

Code of Conduct

We adopted a code of conduct that applies to all employees, including the principal executive officer and the principal financial and accounting officer. The text of our code of conduct is available on our website at www.TQ3Navigant.com. The text of our code of conduct is also available to any person without charge by calling us at (303) 706-0800 or writing us at the following address: Navigant International, Inc., 84 Inverness Circle East, Englewood, Colorado 80112, Attention: Corporate Secretary.

Audit Committee

The Audit Committee adopted a written charter that designates its primary responsibilities as the appointment of the independent registered public accounting firm to audit our annual consolidated financial statements, the pre-approval of all audit and non-audit services, the review of internal and external audit functions, the review of internal accounting controls, the review of annual consolidated financial statements, and a review, at its discretion, of compliance with corporate policies and codes of conduct. The Audit Committee is comprised of outside directors. The current members of the Audit Committee are Messrs. Sirpolaidis, Young and Wiederecht. We believe that the Audit Committee members are “independent directors” as defined in the rules of the Nasdaq Stock Market. The Audit Committee met seven (7) times during the fiscal year ended December 26, 2004.

Vassilios Sirpolaidis is Chairman of the Audit Committee, and has been determined by the Board of Directors to be, by virtue of his professional experience, an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K issued by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

DIRECTOR AND EXECUTIVE COMPENSATION

Director Compensation

Non-management directors are compensated with $10,000 in cash plus $10,000 of airline tickets and other travel accommodations for their services as directors. In addition, such directors are paid $2,500 in cash for each committee of the Board of Directors on which they serve, and may be granted stock options under the Plan. Mr. Sirpolaidis is also paid $10,000 in cash for his services as our Audit Committee Chairman. Non-management directors will also be reimbursed for all out-of-pocket expenses related to their service as directors.

Because Mr. Wiederecht serves on the Board as the designee of General Electric Pension Trust, he cannot personally accept compensation for his services. Cash compensation for his services has been paid directly to his employer, GE Asset Management Incorporated, for the benefit of General Electric Pension Trust.

Summary Compensation

The following table sets forth information with respect to the compensation paid for services rendered to us during the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 to Named Executive Officers:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary (1)	Bonus		All Other Compensation (2)
Edward S. Adams Chairman of the Board, Chief Executive Officer and President	2004 2003 2002	$382,693 350,000 333,846	$	— — —	$22,000 12,000 12,000
Sam A. DeFranco President, Navigant International/Southeast and Navigant International/Northeast	2004 2003 2002	257,431 250,000 238,462		— — —	2,492 — —
Robert C. Griffith Chief Operating Officer, Chief Financial Officer and Treasurer	2004 2003 2002	316,346 294,750 236,077		— — —	9,246 8,400 8,400
Eugene A. Over, Jr. Senior Vice President/Administration, General Counsel and Secretary	2004 2003 2002	209,615 187,051 153,092		— 50,000 —	8,500 6,000 6,000
Gary Pearce President, Navigant International/South Central and Navigant International/North Central	2004 2003 2002	255,769 247,115 214,616		22,272 — —	6,000 6,000 6,000

(1)	Salary amounts for 2002 are not consistent with those disclosed in employee contracts as a result of salary cuts put in place after the September 11 attacks, which were restored in increments during 2002.
(2)	Represents automobile expenses and club memberships paid by us.

Stock Option Grants

There were no options granted to the Named Executive Officers during the fiscal year ended December 26, 2004.

Option Exercises and Holdings

The following table sets forth certain information regarding option exercises and unexercised options held by the Named Executive Officers at December 26, 2004:

Aggregated Option Exercises in Fiscal Year Ended December 26, 2004

and Fiscal Year-End 2004 Option Values

	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 26, 2004		Value of Unexercised In-the-Money Options at December 26, 2004 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward S. Adams	—	$0	986,532	10,000	$1,215,034	$0
Sam A. DeFranco	5,000	33,900	12,500	5,000	22,650	0
Robert C. Griffith	100,000	589,579	92,204	10,000	42,797	0
Eugene A. Over, Jr.	—	0	5,000	5,000	—	0
Gary Pearce	12,500	101,000	—	6,250	—	31,375

(1)	The in-the-money value of unexercised options is equal to the excess of the per share market price of our Common Stock at December 26, 2004 over the per share exercise price multiplied by the number of unexercised options.

1998 Stock Incentive Plan

We have adopted the 1998 Stock Incentive Plan, or the Plan. The purpose of the Plan is to promote our long-term growth and profitability by providing employees with incentives to improve stockholder value and contribute to our growth and financial success. The Plan also allows us to attract, retain and reward highly motivated and qualified employees. The maximum percentage of shares of Common Stock that may be issued with respect to awards granted under the Plan is 30% of the outstanding Common Stock. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,100,000 shares. The Compensation Committee of the Board of Directors administers the Plan. All of our employees and the employees of our subsidiaries, as well as our non-employee directors, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 26, 2004, we had 193,450 shares available for future option grants. The 1998 Stock Incentive Plan will remain active until all options have been granted, vested and/or forfeited. Shares that are returned to the 1998 Stock Incentive Plan unexercised will not be regranted.

Employment Contracts and Related Matters

On November 3, 2004, Mr. Adams and Navigant entered into an Amendment to the Amended and Restated Employment Agreement. This Amendment increased his base annual compensation to $400,000. This amendment also provided that Mr. Adams may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Adams’ judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. Any termination without cause by us shall be deemed a termination in connection with a change of control if the termination occurs within the three years following the change of control. If the Agreement is terminated by either party due to a change-of-control, Mr. Adams is entitled to receive his base salary, bonus (equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to forty percent (40%) of his base annual salary) and health and dental benefits for three years from the date of termination. The Amendment also provides that, in the event of Mr. Adams’ death at a time when we are obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Adams’ estate.

In addition, under the Agreement Mr. Adams is entitled to receive such perquisites and benefits as are customarily provided by Navigant to our employees, and an annual bonus as determined by our Board of Directors. Mr. Adams also receives an automobile allowance in the sum of $1,000 per month, plus the reasonable costs of operating and maintaining such automobile. In addition, Mr. Adams may seek reimbursement for various expenses, including club dues, membership fees, financial planning or tax assistance, but such reimbursement cannot exceed $10,000 per year. Upon termination of Mr. Adams by us without cause or termination due to disability, Mr. Adams is entitled to receive his base salary, bonus and health and dental benefits for eighteen months from the date of termination. The Agreement also prohibits Mr. Adams from engaging in certain activities deemed competitive with us or our affiliates during his employment with us and a period equal to the time during which Mr. Adams is receiving payments from us. In the case of a termination by us for cause, or by Mr. Adams for any reason, the non-competition period is fixed at three years.

On November 3, 2004, Mr. Griffith and Navigant entered into an Amendment to the Amended and Restated Employment Agreement. This Amendment increased his base annual compensation to $325,000. This amendment also provided that Mr. Griffith may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Griffith’s judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. Any termination without cause by us shall be deemed a termination in connection with a change of control if the termination occurs within the three years following the change of control. If the Agreement is terminated by either party due to a change-of-control, Mr. Griffith is entitled to receive his base salary, bonus (equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to thirty percent (30%) of his base annual salary) and health and dental benefits for three years from the date of termination. The Amendment also provides that, in the event of Mr. Griffith’s death at a time when we are obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Griffith’s estate.

In addition, under the Agreement Mr. Griffith is entitled to receive such perquisites and benefits as are customarily provided by Navigant to our employees, and an annual bonus as determined by our Board of Directors. Mr. Griffith also receives an automobile allowance in the sum of $700 per month, plus the reasonable costs of operating and maintaining such automobile. In addition, Mr. Griffith may seek reimbursement for various expenses, including club dues, membership fees, financial planning or tax assistance, but such reimbursement cannot exceed $5,000 per year. Upon termination of Mr. Griffith by us without cause or termination due to disability, Mr. Griffith is entitled to receive his base salary, bonus and health and dental benefits for eighteen months from the date of termination. The Agreement also prohibits Mr. Griffith from engaging in certain activities deemed competitive with us or our affiliates during his employment with us and a period equal to the time during which Mr. Griffith is receiving payments from us. In the case of a termination by us for cause, or by Mr. Griffith for any reason, the non-competition period is fixed at two years.

On November 3, 2004, Mr. Over and Navigant entered into an Amendment to the Amended and Restated Employment Agreement. This Amendment increased his base annual compensation to $220,000. This amendment also provided that Mr. Over may terminate his employment for up to two years after a change in control, and receive the post-termination payments, if, in Mr. Over’s judgment his title, job responsibility, job location, base pay, benefits, or any of them individually are changed to his detriment. Any termination without cause by us shall be deemed a termination in connection with a change of control if the termination occurs within the three years following the change of control. If the Agreement is terminated by either party due to a change-of-control, Mr. Over is entitled to receive his base salary, bonus (equal to the greater of any actual bonus he received in the year prior to the termination, or an amount equal to fifteen percent (15%) of his base annual salary) and health and dental benefits for six months from the date of termination. The Amendment also provides that, in the event of Mr. Over’s death at a time when we are obligated to make post-termination payments, the post-termination payments would continue to be due and would be paid to Mr. Over’s estate.

In addition, under the Agreement Mr. Over is entitled to receive such perquisites and benefits as are customarily provided by Navigant to our employees, and an annual bonus as determined by our Board of Directors. Mr. Over also receives an automobile allowance in the sum of $500 per month, plus the reasonable costs of operating and maintaining such automobile. In addition, Mr. Over may seek reimbursement for various expenses, including club dues, membership fees, financial planning or tax assistance, but such reimbursement cannot exceed $2,500 per year. Upon termination of Mr. Over by us without cause or termination due to disability, Mr. Over is entitled to receive his base salary, bonus and health and dental benefits for eighteen months from the date of termination. The Agreement also prohibits Mr. Over from engaging in certain activities deemed competitive with us or our affiliates during his employment with us and a period equal to the time during which Mr. Over is receiving payments from us. In the case of a termination by us for cause, or by Mr. Over for any reason, the non-competition period is fixed at two years.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is charged with determining the compensation of all executive officers. The current members of the Compensation Committee are Messrs. Sirpolaidis, Minor and Ueberroth. Mr. Ueberroth was elected to replaced Mr. Wiederecht effective January 30, 2004. No member of the Compensation Committee has ever been an officer of Navigant or any of its subsidiaries. None of our executive officers served on the board or the compensation committee of another entity that had one of its executive officers serve as a director of us or a member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding shares of our Common Stock beneficially owned as of September 23, 2005, by (1) all persons known by us to own beneficially more than 5% of our Common Stock, (2) each director, (3) our Chief Executive Officer and our four other highest paid executive officers, or the Named Executive Officers, and (4) all of our directors and executive officers as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G, Schedules 13D and Forms 4 filed with the SEC. Schedules 13G provide information as to beneficial ownership only as of their dates of filing, and, consequently, the beneficial ownership of our principal stockholders may have changed between such dates and the date of filing this Annual Report on Form 10-K. All persons listed below have sole voting and investment power with respect to their shares of Common Stock unless otherwise indicated.

Security Ownership of Management	Number of Shares Beneficially Owned	Percent of Class (1)(2)
Edward S. Adams (3)	1,190,464	7.2%
Sam A. DeFranco (4)	55,937	*
Robert C. Griffith (5)	101,808	*
Eugene A. Over, Jr. (6)	8,003	*
Gary Pearce	0	—
Ned A. Minor (7)	12,000	*
Vassilios Sirpolaidis (7)	151,470	1.0%
John A. Ueberroth (8)	14,500	*
David W. Wiederecht (9)	0	—
D. Craig Young (7)	14,100	*
All current executive officers and directors as a group (22 persons)(10)	1,850,017	10.9%

Security Ownership and Address of Certain Beneficial Owners
TQ3 Travel Solutions Management Holding GmbH Gustav-Deetjen-Allee 2-6 28215 Bremen, Federal Republic of Germany	1,707,100	11.0%
Boron Securities NV Plaza Roi Katochi, Kakya Flamboyan 3 Willemstad, Curacao P8 3040	1,697,897	10.9%
ICM Asset Management, Inc. 601 W Main Avenue, Suite 600 Spokane, WA 99201	1,483,100	9.6%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,222,524	7.9%
Columbia Wanger Asset Management LP 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,045,000	6.7%
Investment Counselors of Maryland, LLC 803 Cathedral Street Baltimore, MD 21201	911,500	5.9%
PAR Capital Management, Inc. One International Place, Suite 2401 Boston, MA 02110	800,000	5.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible debentures exercisable or convertible within 60 days of September 23, 2005 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(2)	Percentage of ownership is based on 15,514,619 shares of Common Stock issued and outstanding at September 23, 2005, plus, as to the holder thereof only and no other person, the number of shares of Common Stock subject to options, warrants and convertible debentures exercisable or convertible within 60 days of September 23, 2005 by that person.
(3)	Includes 12,353 shares held by Marcono, LLC, a family partnership; Mr. Adams disclaims beneficial ownership of these shares except for his pecuniary interest therein and 991,532 shares of Common Stock which may be acquired upon exercise of options which are exercisable within 60 days of September 23, 2005.
(4)	Includes 15,000 shares of Common Stock, which may be acquired upon exercise of options that are exercisable within 60 days of September 23, 2005.
(5)	Includes 97,204 shares of Common Stock, which may be acquired upon exercise of options that are exercisable within 60 days of September 23, 2005.
(6)	Includes 7,500 shares of Common Stock, which may be acquired upon exercise of options that are not exercisable within 60 days of September 23, 2005.
(7)	Includes 10,000 shares of Common Stock, which may be acquired upon exercise of options that are exercisable within 60 days of September 23, 2005.
(8)	Includes 14,500 shares of Common Stock, which may be acquired upon exercise of options that are exercisable within 60 days of September 23, 2005.
(9)	Excludes 660,033 shares held by General Electric Pension Trust. The investment manger of General Electric Pension Trust is GE Asset Management, of which Mr. Wiederecht is an officer. Mr. Wiederecht disclaims beneficial ownership of these shares and has no pecuniary interest in these shares.
(10)	Includes 1,419,566 shares of Common Stock, which may be acquired upon exercise of options that are exercisable within 60 days of September 23, 2005.

We have not included 4,349,405 shares of Common Stock underlying our $72 million principal amount of convertible subordinated debentures in the total shares of Common Stock outstanding because they are not currently convertible within 60 days. We are aware of a 13G filed by Amaranth LLC indicating that it beneficially owns debentures convertible into 1,223,270 shares or 7.9% of Common Stock. We have not included Amaranth LLC in the beneficial ownership table as the debentures are not currently convertible.

We have not had a change in control since the beginning of our last fiscal year, and there are no arrangements known to us, including any pledge of our securities, the operation of which may at a subsequent date result in a change in control of us.

See Item 5. for Equity Compensation Plan Information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 19, 1999, one of our subsidiaries, Navigant International/Northeast leased real estate from DeFranco & Knight, LLC. Mr. DeFranco, President of Navigant International/Northeast and Navigant International/Southeast, is a 50% owner of DeFranco & Knight, LLC. The lease commencing on May 19, 1999 was for a term of five years and provided for annual rental payments starting at $180,000 and increasing by $5,000 per year. We renewed this lease in May 2004 for another five year term starting at annual rent payments of $190,000 and increasing by $5,000 per year. We also had a second lease with DeFranco & Knight, LLC commencing on March 1, 1998 for a term of seven years, which was terminated effective September 1, 2003 resulting in an agreement on a termination payment of $100,000 over ten monthly installments. Six of these monthly installments were made in the fiscal year ended December 26, 2004. During the fiscal year ended

December 26, 2004, Navigant International/Northeast paid an aggregate of approximately $260,000 to DeFranco and Knight, LLC under the lease and termination agreement.

Mr. DeFranco is also a partner in an emergency travel service provider that contracts with Navigant International/Northeast to provide emergency travel service to clients of Navigant International/Northeast at a rate of $14.00 per emergency call. During the fiscal year ended December 26, 2004, Navigant International/Northeast paid approximately $326,000 to such emergency travel service provider.

On September 1, 1999, one of our subsidiaries, NPG, leased real estate from Meeting House Realty Trust. Jonathan Danforth, former President of NPG whose employment terminated effective December 3, 2004, holds a 50% proportionate interest in Meeting House Realty Trust. The lease was for a term of five years and provided for annual rent payments starting at $116,830 and increasing annually based on Price Index measures. This lease was renewed effective September 1, 2004, providing for an extended term of 18 months and monthly rent payments of $13,535 for the first twelve months and $14,210 for the remaining six months. During the fiscal year ended December 26, 2004, Navigant Performance Group paid approximately $156,000 to Meeting House Realty Trust under the lease.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors determined on June 8, 2004 to engage Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ended December 26, 2004. PricewaterhouseCoopers LLP served as our independent auditors for the fiscal years ended December 28, 2003 and December 29, 2002. On June 8, 2004, the Audit Committee approved the dismissal of PricewaterhouseCoopers LLP as our independent auditors following the fiscal year 2003 audit. These actions were also approved by the Board of Directors on June 8, 2004.

PricewaterhouseCoopers’ reports on our consolidated financial statements for each of the years ended December 28, 2003 and December 29, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 28, 2003 and December 29, 2002 and through the date of the appointment of Deloitte & Touche, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its report on our consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 28, 2003 and December 29, 2002 and prior to the appointment of Deloitte & Touche, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

We incurred the following fees for services performed by Deloitte & Touche LLP for the fiscal year ended December 26, 2004:

	2004	2003
Audit Fees (1)	$879,000	$0
Audit-Related Fees	4,000	0
Tax Fees-Preparation and Compliance	0	0

Total Audit, Audit-Related and Tax Preparation and Compliance Fees	883,000	0

Other Non-audit Fees:
Tax Fees-Other	0	0
All Other Fees	0	0

Total-Other Fees	0	0

Total-Fees	$883,000	$0

(1)	Audit fees include approximately $350,000 related to the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We incurred the following fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended December 26, 2004 and December 28, 2003:

	2004	2003
Audit Fees	$166,000	$333,000
Audit-Related Fees	0	100,000
Tax Fees-Preparation and Compliance	78,000	105,000

Total Audit, Audit-Related and Tax Preparation and Compliance Fees	244,000	538,000

Other Non-audit Fees:
Tax Fees-Other (2)	94,000	392,000
All Other Fees	0	3,000

Total-Other Fees	94,000	395,000

Total-Fees	$338,000	$933,000

(2)	Tax Fees-Other includes tax planning of $68,000, tax advice on implications of mergers and acquisitions of $23,000 and other tax advice of $3,000 for 2004, and tax planning of $283,000, tax advice on implications of mergers and acquisitions of $8,000 and other tax advice of $101,000 for 2003.

Audit fees are for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K (including fees related to the audit of internal control over financial reporting), the review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, consents issued and review of filings with the SEC.

Audit-related fees are fees for services that are reasonably related to the performance of or the review of our consolidated financial statements, including assistance with registration statements and due diligence work related to acquisitions.

Tax fees primarily include tax compliance, tax advice and tax planning, including the review of, and assistance in the preparation of, federal, state and foreign tax returns, and tax advice and planning relating to such taxes.

All other fees are for consultations on legal proceedings.

Policy on Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated limited deminimus pre-approval to management for items of a routine nature, and where the total fees for such engagement are expected to be less than $10,001. In addition, this authority is further limited to total engagements of less than $50,001 per year in the aggregate. Management is required to report any decisions to pre-approve such services to the full Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements:

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(b)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(c)	Exhibits:

Exhibit Index

Exhibit Number	Description of Document
3.1*	Form of Amended and Restated Certificate of Incorporation.
3.2*	Bylaws.
3.3*	Form of Amendment to Bylaws.
4.1*	Form of certificate representing shares of Common Stock.
10.1*	Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.2*	Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.3*	Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.4**	Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.
10.5**	Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.
10.8*	Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
10.9*	Form of Agent Reporting Agreement with Airline Reporting Company.
10.11*	Form of 1998 Stock Incentive Plan of Navigant International, Inc.
10.28***	Credit Agreement dated as of October 31, 2003 between Bank of America, N.A., as Administrative Agent, and Navigant International, Inc.
10.29****	Indenture Agreement for 4.875% Convertible Subordinated Debentures due 2023 dated November 7, 2003 between Wells Fargo Bank Minnesota, N.A., as Trustee, and Navigant International, Inc.
10.30****	Resale Registration Rights Agreement for 4.875% Convertible Subordinated Debentures dated November 7, 2003 between Banc of America Securities LLC, McDonald Investments Inc., LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc., Scotia Capital (USA) Inc., C.E. Unterberg, Towbin and Wells Fargo Securities, LLC and Navigant International, Inc.
10.31*****	Form of Employee Agreement between John S. Coffman and Navigant International, Inc.

Exhibit Number	Description of Document
10.32†	Partnership Interests Purchase Agreement dated May 24, 2004 between Navigant International, Inc., NWT Newco, Inc., Navigant International/North Central, Inc., Northwestern Travel Service, L.P., Northwestern Travel Service, Inc., Noble Family Limited Partnership and five Limited Partners.
10.33	Employee Agreement between Eugene A. Over, Jr. and Navigant International, Inc. dated July 25, 2000.
10.34	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Edward S. Adams and Navigant International, Inc.
10.35	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Robert C. Griffith and Navigant International, Inc.
10.36	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between John S. Coffman and Navigant International, Inc.
10.37	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Eugene A. Over, Jr. and Navigant International, Inc.
10.38††	Supplemental Indenture between Navigant International, Inc. and Wells Fargo Bank, National Association dated July 22, 2005.
10.39†††	Term Loan Credit Agreement dated as of August 29, 2005.
10.40†††	Amendment, Waiver and Consent to the Credit Agreement dated as of August 29, 2005.
10.41†††	Second Amendment to the Credit Agreement dated as of August 29, 2005.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference herein from Navigant’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
**	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended September 24, 2000, filed with the Securities and Exchange Commission on November 7, 2000 (File No. 0-24387).
***	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003 (File No. 0-24387).
****	Incorporated by reference herein from Navigant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 2004 (File No. 333-112347).
*****	Incorporated by reference herein from Navigant’s Annual Report on Form 10-K filed March 12, 2004 (File No. 0-24387).
†	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 1, 2004 (File No. 0-24387).
††	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 22, 2005 (File No. 0-24387).
†††	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed September 2, 2005 (File No. 0-24387).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of October 7, 2005.

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