Form 10-Q
period 2005-03-27
NAVIGANT INTERNATIONAL INC
filed 2005-11-04
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24387

NAVIGANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2080967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

84 INVERNESS CIRCLE EAST ENGLEWOOD, COLORADO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 706-0800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

As of November 1, 2005, the registrant had 15,515,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 27, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,348	$2,805
Accounts receivable, less allowance for doubtful accounts of $390 and $418	95,801	89,735
Prepaid expenses and other current assets	8,361	6,817
Deferred income taxes	3,923	3,462
Income tax receivable	4,528	4,657

Total current assets	119,961	107,476

Property and equipment, net	25,636	23,807
Goodwill	387,593	355,902
Intangible assets, net of accumulated amortization of $13,355 and $11,984	33,482	30,533
Other assets	10,824	7,230

Total assets	$577,496	$524,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$331	$100
Current portion of capital lease obligations	1,950	2,033
Accounts payable	21,920	17,947
Accrued compensation	16,018	12,811
Customer deposits	36,651	34,253
Deferred revenue	7,284	6,284
Other accrued liabilities	18,038	13,288

Total current liabilities	102,192	86,716

Long-term debt	202,900	175,825
Capital lease obligations	2,124	1,647
Deferred income taxes	18,335	15,144
Deferred revenue	12,008	11,724
Other long-term liabilities	878	290

Total liabilities	338,437	291,346

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,735,000 and 16,721,000 issued	17	17
Additional paid-in capital	170,850	170,721
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	72,882	68,122
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,478	5,702
Effect of interest rate swaps	760	(32)

Total accumulated other comprehensive income	6,238	5,670

Total stockholders’ equity	239,059	233,602

Total liabilities and stockholders’ equity	$577,496	$524,948

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended
	March 27, 2005	March 28, 2004
		(As Restated, See Note 3)
Revenues	$122,040	$107,379
Operating expenses	71,327	62,539
General and administrative expenses	35,255	31,025
Depreciation and amortization expense	4,348	2,810

Operating income	11,110	11,005
Other (income) expenses:
Interest expense	3,467	2,804
Interest income	(28)	(1)
Other, net	39	16

Income before provision for income taxes	7,632	8,186
Provision for income taxes	2,872	3,046

Net income	4,760	5,140
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(224)	(288)
Unrealized gain (loss) on derivatives designated as hedges	792	(518)

Comprehensive income	$5,328	$4,334

Weighted average number of common shares outstanding:
Basic	15,492	14,624
Diluted	20,130	19,435
Net income per share:
Basic	$0.31	$0.35
Diluted	$0.26	$0.29

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 27, 2005	March 28, 2004
		(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$4,760	$5,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,348	2,810
Income tax benefit from employee exercise of stock options	26	195
Deferred tax provision	1,003	617
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(938)	(10,968)
Prepaid expenses and other current assets	(1,295)	770
Income tax receivable	210	4,477
Accounts payable	(176)	1,204
Other accrued liabilities	5,823	4,414
Deferred income	(1,578)	(1,602)
Other	1,070	(73)

Net cash provided by operating activities	13,253	6,984

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(2,752)	(2,518)
Investment in TQ3 Management Holding GmbH	(2,524)
Cash paid in acquisitions and earn-out consideration, net of cash received	(30,503)	(765)

Net cash used in investing activities	(35,779)	(3,283)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(223)	(137)
Proceeds from credit facility, net	29,732	1,179
Payments of term loan debt	(2,500)	(2,500)
Proceeds from exercise of stock options	103	960

Net cash provided by (used in) financing activities	27,112	(498)

Effect of exchange rate changes on cash and cash equivalents	(43)	(50)

Net increase in cash and cash equivalents	4,543	3,153
Cash and cash equivalents at beginning of period	2,805	1,880

Cash and cash equivalents at end of period	$7,348	$5,033

Supplemental disclosures of cash flow information:
Interest paid	$1,878	$1,700
Income taxes paid	$1,041	$1,139

Non-cash transactions:

•	During the three months ended March 27, 2005 the Company acquired $1,187 in fixed assets through capital lease transactions.

•	During the three months ended March 28, 2004, the Company issued common stock valued at $2,000 for the acquisition of a meetings and incentive company.

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 1— BACKGROUND

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

The Company’s operations are conducted in one market segment—airline travel and ancillary products—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the second and third quarters having higher airline bookings and the first and fourth quarters having lower airline bookings. The majority of the leisure travel services and meetings and incentive services that the Company provides are directed to the Company’s corporate customers. The Company does not compile separate internal financial reporting of leisure travel or meetings and incentive activities.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 27, 2005, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 27, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (note that diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of March 27, 2005 and March 28, 2004):

	For the Three Months Ended
	March 27, 2005	March 28, 2004
		(As Restated, See Note 3)
Net income:
As reported	$4,760	$5,140
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(94)	(133)

Pro forma	$4,666	$5,007

Net income per share:
As reported:
Basic	$0.31	$0.35
Diluted	$0.26	$0.29
Pro forma:
Basic	$0.30	$0.34
Diluted	$0.26	$0.29

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) in March 2005, which provided interpretations of the staff regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of its operating and general and administrative expenses. For the Company, FAS 123(R) will be effective as of the beginning of the first interim or annual reporting period of the fiscal year beginning on or after June 15, 2005, which will be effective for the Company on December 26, 2005. The Company will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined.

At its September 2004 meeting the FASB’s Emerging Issues Task Force reached a consensus, EITF Issue No. 04-8, that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus was effective for fiscal 2004 and required retroactive restatement of diluted earnings per share for all prior periods presented. The impact for the three months ended March 28, 2004 is a decrease to the Company’s diluted earnings per share by $0.05 compared to the prior accounting principles.

NOTE 3—RESTATEMENT

The Company has restated its consolidated financial statements as of March 28, 2004 and for the three months ended March 28, 2004 for the items discussed below, which reduced net income by $396 for the three months ended March 28, 2004.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

In 2004, the Company reassessed its application of accounting principles in assigning amounts to the assets acquired and liabilities assumed in certain business combinations that it made in 2001 and 2003. As a result, the Company has restated its first quarter 2004 financial statements to record certain identifiable intangible assets apart from goodwill and the related deferred income tax liabilities and to provide additional amortization expense and deferred tax benefits that collectively, reduced previously reported net income and earnings per share for the affected period. The impact of the restatement related to acquisition accounting is a decrease to net income and diluted earnings per share of $382 and $0.02 for the three months ended March 28, 2004, respectively.

In addition, the Company reassessed its lease accounting. The Company had historically recognized rent expense on a straight-line basis over the lease term taking into consideration scheduled rent increases, except for scheduled rent increases that were intended to approximate inflation expectations. The Company determined that all real estate leases with scheduled rent increases, including increases for inflation expectations, should be accounted for on a straight-line basis, under the guidance provided in FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and accordingly has restated its first quarter 2004 financial statements to account for all real estate leases on a straight-line basis. The impact of the restatement related to accounting for scheduled rent increase is an increase to net income of $13 for the three months ended March 28, 2004; there was no impact on diluted earnings per share.

In addition, the Company determined that all amortization periods for leasehold improvements should not extend beyond the “lease term” of the applicable lease agreement, as that term is defined in FASB Statement No. 13, Accounting for Leases as amended. The “lease term” includes renewal options that are reasonably assured due to economic penalties in the event of non-renewal. Accordingly, the Company has restated its first quarter 2004 financial statements to recognize amortization of leasehold improvements over the lesser of the lease term or the useful lives of the assets. The impact of the restatement related to leasehold improvement amortization is a decrease to net income of $27 for the three months ended March 28, 2004; there was no impact on diluted earnings per share.

The following are summaries of the effects of the restatements on the Company’s consolidated statement of income for the three months ended March 28, 2004 (in thousands, except per share data):

For the Three Months Ended
March 28, 2004
Income before provision for income taxes (as previously reported)	$8,824
General and administrative expenses:
Straight-lining of leases with escalating rents	22
Depreciation and amortization expense:
Amortization period for leasehold improvements	(43)
Amortization of intangible assets	(617)

Income before provision for income taxes (as restated)	$8,186

Consolidated Statement of Income For the Three Months Ended March 28, 2004

	As Previously Reported	Adjustments	As Restated

General and administrative expenses	$31,047	$(22)	$31,025
Depreciation and amortization expense	2,150	660	2,810
Operating income	11,643	(638)	11,005
Income before provision for income taxes	8,824	(638)	8,186
Provision for income taxes	3,288	(242)	3,046
Net income	5,536	(396)	5,140
Basic net income per share	0.38	(0.03)	0.35
Diluted net income per share	0.31	(0.02)	0.29

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been informed by the SEC that the staff of the Division of Enforcement is conducting an informal inquiry, which the Company understands is focused on the restatement of financial statements for prior fiscal years 2000 through 2003 and the first three quarters of fiscal 2003 and 2004. See the Note 3 above. The Company has been cooperating and intends to cooperate fully with the SEC.

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

In June 2004, the Company acquired privately-held Northwestern Travel Service, L.P. In this transaction, the Company provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that the Company would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, the Company received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding Navigant available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of the Company’s SEC reports and financial statements with applicable laws, rules and requirements. To the Company’s knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. While the Company cannot predict the outcome of this matter, the Company denies liability to the sellers and will vigorously defend any arbitration or other legal action based upon the Notice of Claim. The Company has responded to the Notice with a Dispute Notice denying liability. The Company is unable to state that an outcome unfavorable to the Company in this matter is either probable or remote, as those terms are defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or to estimate a potential range of loss, if any.

NOTE 5—BUSINESS COMBINATIONS

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions, which could require adjustment in the future.

In February 2005, the Company acquired 100% of the outstanding equity stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited (collectively, “SYNERGI”) for a purchase price of $21,374, which was paid in cash and funded through the Company’s revolving Credit Facility. This acquisition enhanced the Company’s presence in the Pacific region and heightened the Company’s market presence and opportunities. Effective January 1, 2005, this acquisition was accounted for under the purchase method. The excess of purchase price over tangible net assets acquired of $27,492 is currently allocated as $23,172 to goodwill, none of which is expected to be deductible for tax purposes, and $4,320 to customer-related intangible assets to be amortized over a weighted average life of 10.5 years. A significant portion of the recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. The value assigned to customer-related intangibles is based on an outside valuation appraisal that is pending finalization and is subject to change. The SYNERGI acquisition is also subject to an earn-out portion of the purchase price, payable in 2006, assuming the earn-out conditions are met. The final purchase price determination will be based on the actual profitability of the acquired entities for the year following the completion of the acquisition with a maximum earn-out adjustment of 4,750 Australian dollars and 300 New Zealand dollars or $3,877 as of March 27, 2005, in aggregate. Based on profitability through June 26, 2005, the Company estimates that it is not probable that any earn-out contingency will be paid to the former owners of SYNERGI.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

The Company also acquired one small general travel management company in the first quarter ended March 27, 2005.

In addition to the above consideration, additional purchase consideration aggregating $7,931 has been paid in the three months ended March 27, 2005 based on subsequent earnings or completion of financial audits of previously acquired entities. Such additional consideration has been recorded as additional goodwill. The Company generally settles all additional purchase consideration within two years of the related acquisition.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the three months ended March 27, 2005 is as follows:

For the Three Months Ended March 27, 2005
Balance as of beginning of period	$355,902
Goodwill acquired during period	23,793
Additional purchase consideration paid during period	7,931
Foreign currency adjustments	(33)

Balance as of end of period	$387,593

Intangible Assets

Intangible assets, excluding goodwill, as of March 27, 2005 and December 26, 2004 consist of:

	March 27, 2005			December 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer-related intangibles	$35,981	$12,121	$23,860	$31,661	$10,896	$20,765
Acquisition-related developed technology	1,874	1,128	746	1,874	996	878
Non-complete agreement	182	14	168	182	9	173
Finite-lived trademarks and trade names	500	92	408	500	83	417
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300

Total intangible assets, excluding goodwill	$46,837	$13,355	$33,482	$42,517	$11,984	$30,533

NOTE 7—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	Revenues* For the Three Months Ended		Long-Lived Assets For the Period Ended
	March 27, 2005	March 28, 2004	March 27, 2005	December 26, 2004
United States	$104,772	$98,456	$10,624	$7,029
Foreign	17,268	8,923	200	201

Consolidated	$122,040	$107,379	$10,824	$7,230

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual countries are not considered material for separate disclosure in the table above.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 8—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for approximately 16% of the Company’s total revenues in the first quarter of 2005 and 18% of the Company’s total revenue in the first quarter of 2004. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 9—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Three Months Ended
	(In Thousands, Except Per Share Amounts)
	March 27, 2005	March 28, 2004
		(As Restated, See Note 3)
Basic earnings per share
Net income	$4,760	$5,140
Weighted average shares outstanding	15,492	14,624

Basic earnings per share	$0.31	$0.35

Diluted earnings per share
Net income	$4,760	$5,140
After tax interest expense on convertible debt	544	544

Net income for diluted earnings per share	$5,304	$5,684

Weighted average shares outstanding	15,492	14,624
Effect of dilutive securities:
Employee stock option plan	289	462
Convertible subordinated debentures	4,349	4,349

Shares for diluted earnings per share	20,130	19,435

Diluted earnings per share	$0.26	$0.29

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three months ended March 27, 2005 and March 28, 2004, options for approximately 258,000 and 16,000 shares were excluded from the calculation of diluted earnings per share.

NOTE 10—SUBSEQUENT EVENTS

Stockholder Rights Plan

On July 18, 2005, the Board of Directors of the Company declared a distribution of one right for each outstanding share of Navigant common stock to shareholders of record at the close of business on July 29, 2005 and for each share of Navigant common stock issued by the Company thereafter and prior to the date the rights are exercisable. Each right entitles the registered holder, subject to the terms to of the Rights Agreement, to purchase from Navigant one one-thousandth of a share of preferred stock at a purchase price of $40 per share, subject to adjustment.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

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

Credit Facility

As a result of Navigant’s delinquency in delivering its 2004 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 27, 2005 and June 26, 2005 to its lenders, the Company was not in compliance with certain covenants in the Credit Facility during 2005. In addition, during the fiscal quarter ended June 26, 2005 the Company did not comply with the Consolidated Total Leverage Ratio or Consolidated Fixed Charges Coverage Ratio covenants as defined in the Credit Facility. Also, for the fiscal quarter ended September 25, 2005, the Company did not comply with the Consolidated Total Leverage Ratio or Senior Debt Leverage Ratio as defined in the amended Credit Facility. During 2005, Navigant’s lenders waived their requirement to comply with these covenants as of the dates of the non-compliance, and the lenders modified future covenant levels based on the Company’s recent financial projections.

On August 29, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to extend the date that the Company would provide its 2004 Annual Report and the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and the related compliance certificates, to the lending banks until September 30, 2005. On September 30, 2005, the lending banks agreed to further extend the date to October 28, 2005. On November 3, 2005, the lending banks further extended the date by which the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and related compliance certificates must be delivered to such lenders to November 9, 2005, and waived any default that might have existed due to any failure to file and provide such reports and certificates prior to that date.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

On August 29, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to amend certain financial ratios as defined in the Credit Agreement, which were further amended on November 3, 2005. Subsequent to the August and November 2005 amendments to the Credit Agreement, the Company must maintain ratios of greater than the following:

For the Quarter Ending	Consolidated Total Leverage Ratio	Consolidated Senior Leverage Ratio
June 26, 2005	3.80:1.0	2.50:1.0
September 25, 2005	4.30:1.0	2.90:1.0
December 25, 2005	4.30:1.0	2.90:1.0
March 26, 2006	4.00:1.0	2.65:1.0
June 25, 2006	3.80:1.0	2.60:1.0
September 24, 2006	3.70:1.0	2.25:1.0
December 31, 2006 and Thereafter	3.25:1.0	2.25:1.0

Subsequent to the August and November 2005 amendments to the Credit Agreement, the Company must maintain ratios of less than the following:

For the Quarter Ending	Consolidated Fixed Charges Coverage Ratio
June 26, 2005	1.80:1.0
September 25, 2005	1.70:1.0
December 25, 2005	1.70:1.0
March 26, 2006	1.70:1.0
June 25, 2006	1.70:1.0
September 24, 2006	1.75:1.0
December 31, 2006	1.80:1.0
April 1, 2007 and Thereafter	2.00:1.0

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

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should carefully consider the risks described in Risk Factors in our 2004 Annual Report on Form 10-K and other factors that may be identified from time to time in our filings with the Securities and Exchange Commission or SEC. If any of these risks should actually occur, our actual results could differ materially from our forward-looking statements.

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

On March 17, 2004, we signed a Global Business Travel Venture Agreement with TQ3 Management Holding GmbH. Under this agreement, we agreed to purchase a fifty percent interest in TQ3 Travel Solutions GmbH once certain issues between the parties were resolved. We completed the purchase on December 29, 2004 for a purchase price of approximately $2.5 million. As part of the final purchase agreement, the parties agreed to clarify and resolve certain matters in connection with their respective activities in overlapping territories. At the date of this report, we have not reached a definitive agreement to resolve these matters. We believe that our interest in TQ3 Travel Solutions has expanded our global reach and solidified our ability to serve major clients in key markets worldwide.

On January 6, 2005, Navigant announced that it agreed to purchase 100 percent of the outstanding stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited. The acquisition closed on February 2, 2005. SYNERGI Travel New Zealand and Australia, like Navigant, provide corporate travel management services combining personalized customer service and web-enabled technologies. Headquartered in Sydney and Auckland, SYNERGI Travel has offices in Melbourne, Canberra, Brisbane, Adelaide, Perth, Wellington, Palmerston North and Christchurch. After closing, SYNERGI Travel New Zealand and Australia began doing business under the TQ3Navigant brand.

During the three months ended March 27, 2005, we saw improved transaction levels, up 16.6% over the three months ended March 28, 2004. This increase in transactions is the result of recent acquisitions and new business wins. Beginning in the third quarter of 2004, we experienced decreases in revenue per transaction from prior quarters in 2004, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions due to customer agreements with carriers and quicker than anticipated adoption of online solutions at many smaller clients. Although revenue per transaction stabilized during the three months ended March 27, 2005, it has decreased when compared to revenue per transaction achieved during the three months ended March 28, 2004. Based on the stabilization of revenue per transaction during the first quarter 2005, we believe that approximately 50% of the decline experienced in the third and fourth quarters of 2004 was temporary in nature. We expect, however, that clients will continue to (1) renegotiate their contracts with us, (2) enter into agreements directly with air carriers that will reduce our override commissions and (3) adopt online solutions from us, all of which could negatively impact our revenue per transaction. We have been planning and implementing cost saving measures and have renegotiated some of our agreements with customers and vendors in response to these events.

Restatement

On March 25, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the fiscal years 2000, 2001, 2002 and 2003 and each of the four quarters of fiscal 2003 and the first three quarters of fiscal 2004 should be restated in order to revise our accounting for acquisitions to allocate a portion of the purchase price for certain business acquisitions from goodwill to customer related and other identifiable intangibles and to revise our accounting for real estate leases and leasehold improvements. These matters are described in more detail in Note 3 to our Consolidated Financial Statements included in this Quarterly Report. The restated consolidated statement of income and cash flows for the three months ended March 28, 2004 are included in this Quarterly Report. The effect of the restatements was a reduction of net income of $396 thousand; there was no effect on cash provided by operating activities. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations section gives effect to this restatement.

Revenue Components

We enter into one of two arrangements – a management fee contract or a service fee agreement – with nearly all of our clients. Our management fee contracts are generally with on-site clients and clients with airline expenditures in excess of $1.0 million per year. Clients with management fee contracts account for approximately 75% of our revenues. Although the terms of our management fee contracts vary by client, and depend on the type of services provided, we typically charge a client a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs. In addition, all amounts from airlines, including override commissions, hotels and car rental companies and distribution systems relating to travel arrangements made on behalf of the client are initially paid to us by these vendors; but, subject to the terms of each management fee contract, a significant portion of these amounts are passed through to the client, usually as a credit against fees owed to us. The terms of our management fee contracts typically range from three to five years, but are frequently renegotiated as market conditions change.

A management fee contract client may negotiate directly with a vendor, such as an airline, for pricing terms, and enter into an agreement with the vendor providing that the vendor will provide a price without the payment of commissions covering the arrangements. Because no commissions or overrides are paid to us under these agreements, we refer to them as “net agreements.” If a client negotiates a net agreement with a vendor, we do not receive from the vendor any payments relating to the dollar volume of that client with the vendor and, therefore, there are no revenues from that vendor to credit against the fees paid to us by the client. It is the client’s decision and actions that result in a net agreement.

Our service fee agreements are typically with clients who are serviced by our regional and branch offices and have airline expenditures of less than $1.0 million per year. We usually charge our clients a service fee for each travel reservation of between $25.00 and $50.00. Additionally, we retain all commissions, overrides and other vendor revenues collected from the airlines and other vendors as a result of travel arrangements made on behalf of these clients. If any vendor revenue is reduced in the future by a vendor, our overall revenues would be negatively impacted unless we are able to raise the service fee price for these clients. Historically, we have been able to minimize the financial impact on us of reductions or eliminations of commissions by vendors (particularly the airlines) with our ability to increase the service fee, reduce our operating costs and increase productivity.

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

	Three Months Ended March 27, 2005		Three Months Ended March 28, 2004
Revenue Components	Revenues (In Thousands)	As a Percentage of Revenues	Revenues (In Thousands)	As a Percentage of Revenues
Revenue from Clients	$84,035	68.9%	$72,402	67.4%
Revenue from Vendors	38,005	31.1%	34,977	32.6%

Total	$122,040	100.0%	$107,379	100.0%

The changes in the revenue components as percentages of total revenue from 2004 to 2005 were due to: a) most 2005 growth being in larger management fee customers where we return revenue from vendors to those customers; b) an increase in our meetings and incentive business where we do not earn revenue from vendors; and c) vendors signing more net agreements with our customers in 2005 versus 2004.

We have also entered into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Expenses

Our direct operating expenses include principally labor expense (which comprised 55% and 54% of total direct operating expenses for the three months ended March 27, 2005 and March 28, 2004), communication costs and other costs associated with the selling and processing of travel reservations. Direct operating expenses for the three months ended March 27, 2005 increased over direct operating expenses for the three months ended March 28, 2004 in proportion to the increase in revenues for the same periods.

Our general and administrative expenses include principally labor expense (which comprised 60% of total general and administrative expenses for the three months ended March 27, 2005 and March 28, 2004), occupancy and other costs.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2004. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended March 27, 2005 are the same as those described in our Annual Report on Form 10-K for the year ended December 26, 2004.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth various items as a percentage of revenues:

	For the Three Months Ended
	March 27, 2005	March 28, 2004
Revenues	100.0%	100.0%
Operating expenses	58.4	58.3
General and administrative expenses	28.9	28.9
Depreciation and amortization expense	3.6	2.6

Operating income	9.1	10.2
Interest expense, net	2.8	2.6

Income before provision for income taxes	6.3	7.6
Provision for income taxes	2.4	2.8

Net income	3.9%	4.8%

Revenues

Consolidated revenues increased 13.7%, from $107.4 million for the three months ended March 28, 2004 to $122.0 million for the three months ended March 27, 2005. This increase was due to an increase in overall transaction levels of approximately 16.6% in the first quarter of 2005 compared to the first quarter 2004 as a result of recent acquisitions, new customer wins and an increase in transaction levels generated by existing customers. Acquisitions made in mid 2004 and the first quarter of 2005 resulted in approximately $16.5 million in additional revenues in the first quarter of 2005. The impact of the increase in transaction volumes is partially offset by a decrease in revenue per transaction primarily as a result of customer contract renegotiations and increased adoption of online solutions.

Operating Expenses

Operating expenses increased 14.1%, from $62.5 million, or 58.3% of revenues, for the three months ended March 28, 2004 to $71.3 million, or 58.4% of revenues, for the three months ended March 27, 2005. This increase is primarily due to $13.3 million of additional operating expenses from the 2004 and 2005 acquisitions, as well as additional operating expenses incurred as a result of new customer wins. Offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

General and Administrative Expenses

General and administrative expenses increased 13.6%, from $31.0 million, or 28.9% of revenues, for the three months ended March 28, 2004 to $35.3 million, or 28.9% of revenues, for the three months ended March 27, 2005. This increase is primarily due to $4.4 million of additional operating expenses from the 2004 and 2005 acquisitions. Slightly offsetting this increase were decreases in costs resulting from our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 54.7% from $2.8 million or 2.6% of revenues, for the three months ended March 28, 2004 to $4.3 million, or 3.6% of revenues, for the three months ended March 27, 2005. This increase reflects $643 thousand for amortization of intangible assets identified in conjunction with the acquisitions of Northwestern Travel Management in June 2004 and SYNERGI in February 2005, $317 thousand for the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004, and increases in depreciation due to the change in the mix of equipment leases as we took on some equipment leases qualify as capital leases for accounting purposes in the first quarter of 2005, which resulted in depreciation expenses rather than general and administrative expenses.

Interest Expense, Net

Interest expense, net, increased from $2.8 million for the three months ended March 28, 2004 to $3.4 million for the three months ended March 27, 2005. This increase is attributable to an increase in the weighted average debt balance as a result of debt incurred for acquisitions. The weighted average debt balance increased from $188.6 million for the three months ended March 28, 2004 to $203.1 million for the three months ended March 27, 2005 resulting in approximately $250 thousand of additional interest expense. Also, our average interest rates increased from 6.0% for the three months ended March 28, 2004 to 6.8% for the three months ended March 27, 2005 due to increases in variable interest rates, resulting in approximately $450 thousand of additional interest expense.

Liquidity and Capital Resources

We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months based on current financial projections. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long-term obligations, including the repayment of the Term Loan due by March 31, 2006. Our Credit Facility does not mature until October 31, 2007. Based on our financial projections as of the date of this report, we anticipate that our working capital needs will be minimal for the remainder of fiscal year 2005. This amount is subject to change based upon actual revenues and developments during the fourth quarter. We have invested $7.9 million in capital expenditures in through the end of the third quarter of 2005 and plan to invest approximately $2.0 million in capital expenditures throughout the remainder of 2005 to fund general computer equipment, office furniture and leasehold improvement needs, as well as subsequent phases of software development for Passportal and NetProfile. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility. As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. Under the Term Loan, we are obligated to pay the full term loan balance of $10 million by March 31, 2006. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million, and we may also be required to pay an estimated $225 thousand during 2005 as a result of our late filings. We intend to service these working capital needs, capital expenditures, and debt service obligations using cash provided by operations and borrowings under the Credit Facility.

At September 25, 2005, we had cash and cash equivalents of $2.3 million, working capital of $35.6 million, borrowings of $132.9 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the

Credit Facility, $10.0 million under a term loan agreement explained below, $72.0 million of convertible subordinated debentures, contingencies payable in the amount of $7.0 million due to the former shareholders of Incentive Connections, Inc., and $5.8 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $16.5 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at September 25, 2005 was $477.3 million.

At March 27, 2005, we had cash and cash equivalents of $7.3 million, working capital of $17.8 million, borrowings of $122.5 million under the Credit Facility, $72 million of convertible subordinated debentures, contingencies payable in the amount of $8.2 million due to the former owners of Northwestern, and $4.6 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $32.3 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at March 27, 2005 was $446.5 million.

During the first quarter of 2005, net cash provided by operating activities was $13.3 million. Net cash used in investing activities was $35.8 million, including $2.8 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, $2.5 million for an investment in our joint venture with TQ3 Management Holding GmbH and $30.5 million for cash paid for the acquisitions of the 2005 acquired companies, net of cash received, and earn-out consideration for the 2004 acquired companies. Net cash provided by financing activities was $27.1 million, including net proceeds from our credit facilities of $29.7 million and proceeds from the exercise of stock options of $103 thousand, offset by payments of the term loan of $2.5 million and payments of capital leases of $223 thousand.

During the first quarter of 2004, net cash provided by operating activities was $7.0 million. Net cash used in investing activities was $3.3 million, including $2.5 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, and $765 thousand for two acquisitions made in the first quarter and earn-out consideration for the 2003 purchased companies. Net cash used in financing activities was $498 thousand, including payment of long term debt of $137 thousand and payments on our term loan of $2.5 million, offset by proceeds from our credit facilities of $1.2 million and proceeds from the exercise of stock options of $960 thousand.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The term loan had an outstanding balance of $37.5 million and $32.5 million as of March 27, 2005 and September 25, 2005, respectively. We funded this Credit Facility on November 7, 2003. On August 29, 2005, we executed and funded an additional $10 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. The Credit Facility and Term Loan are guaranteed by all our existing and future direct and indirect domestic subsidiaries. The Term Loan is senior in the right of repayment to the balance under the Credit Facility. As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, during the fiscal quarter ended June 26, 2005 we did not comply with the consolidated total leverage ratio or consolidated fixed charges coverage ratio covenants in the Credit Facility, and during the fiscal quarter ended September 25, 2005 we did not comply with the consolidated total leverage ratio or senior debt leverage ratio covenants in the Credit Facility. During 2005, our lenders amended these covenants. Please see Note 10 in the Notes to Consolidated Financial Statements.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Under this credit arrangement, we are obligated to make semi-annual interest payments based on the stated interest rate of 4.875% and the principal amount outstanding. We intend to service these obligations using cash provided by operations and borrowings under the revolving credit line. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the future. Please see Note 10 in the Notes to Consolidated Financial Statements.

Accounts Receivable

Our accounts receivable balance has increased 6.8% from $89,735 as of December 26, 2004 to $95,801 as of March 27, 2005. A significant portion of this increase results from the acquisition of SYNERGI in the first quarter of 2005, which contributed to a $6.3 million increase in our accounts receivable balance as of March 27, 2005. The increase in transaction volume during the three months ended March 27, 2005 also contributed to the increase in our accounts receivable balance.

Although our past due receivables and our trend of uncollectible receivables has continued to improve resulting in a lowering of the allowance balance, receivables have increased over the past few years at a rate disproportionate to revenue, in part, as a result of our operations outside of North America increasing at a pace greater than our North American operations. Generally, more customers outside of North America buy their tickets on credit while the majority of our North American customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift our customers to the use of point of sale credit cards, the increase of our operations outside of North America has resulted in an increase in our overall receivables balance during the past few years. We expect this trend to reverse in the future, providing customers outside of North America continue to increase their use of credit cards.

In understanding the fluctuations of the accounts receivable balance, we believe it is important to note that, when a customer on account as opposed to a customer using a credit card purchases an airline ticket, we record the total amount of the ticket and our fee as a receivable, but only our fee is recorded as revenue. The receivable recorded for the value of the ticket is offset by a related accounts payable to the carrier. As a result of these entries, the receivable recorded for a transaction for a customer on account generally exceeds the revenue we actually earn for that transaction, often by a significant amount. For credit card transactions, on the other hand, we only record our fee as a receivable, which equals the amount recorded as revenue. This fee receivable is usually collected quickly.

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

Recent Accounting Pronouncements

See details on recent accounting pronouncements in Note 2 of the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 7 in our 2004 Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility and Term Loan at September 25, 2005 of $142.9 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $715 thousand annualized increase or decrease in interest expense. We also enter into certain hedging activities that mitigate or offset the risk of changes in interest rates.

We transact business in various foreign countries. The substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and the New Zealand Dollar. We continue to monitor the possible impact of currency fluctuations on our operations and evaluate various methods to minimize the effects of currency, however the impact has not historically been significant and we do not expect it to be significant in the near term.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 27, 2005. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that, as of March 27, 2005, we did not maintain effective disclosure controls and procedures due to the following material weaknesses in internal control over financial reporting:

Inadequate segregation of duties - Our organizational structure did not promote appropriate segregation of duties based on the aggregate effect of the significant deficiencies of the chief accounting officer having significant operational responsibilities, and the director of internal audit also serving as and performing the responsibilities of the director of finance. While not a significant deficiency on its own, our chief financial officer also serves as and performs the responsibilities of the chief operating officer, and, in combination with the two significant deficiencies noted above, such dual responsibilities contribute to the inadequate segregation of duties.

Ineffective controls over accounting for acquisitions - We lacked effective procedures and internal expertise for selecting and reviewing the work of outside business valuation specialists, and concluding on the appropriateness of the work of such specialists to support management’s determinations regarding the valuation of intangible assets. As a result, there was a material adjustment to the amount allocated to identifiable intangible assets related to a 2004 acquisition. While this adjustment was made prior to the release of the final 2004 financial statements, management determined that our procedures and internal resources required to evaluate the results of the outside external valuation specialists were not adequate.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 27, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses Existing as of March 27, 2005

Subsequent to March 27, 2005, we have initiated, or plan to undertake, the following measures to strengthen our internal control processes:

Segregation of duties

•	We are analyzing the present responsibilities of the chief accounting officer and expect to segregate the operational and accounting functions of that position to the greatest extent feasible and to re-align those functions so that the chief accounting officer does not have operational responsibility.

•	We developed and implemented an independent internal audit function in conjunction with our compliance function. This internal audit function is managed by our director of compliance, who reports directly to the audit committee. The director of finance no longer has responsibility over the internal audit function.

•	We plan to evaluate the dual role of the chief financial officer and chief operating officer once the remediation steps described above are fully implemented to determine whether the combined set of responsibilities contributes to an internal control deficiency.

Ineffective controls over accounting for acquisitions

•	We plan to formalize the procedures for selecting and reviewing the work of external valuation specialists. We expect that those procedures will include policies as to when multiple external valuation specialists will be used. We believe that subsequent to March 27, 2005, we acquired significant experience in evaluating and reviewing the work of external valuation specialists.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

We have been informed by the SEC that the staff of the Division of Enforcement is conducting an informal inquiry, which we understand is focused on the restatement of our financial statements described in more detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 of the Notes to Consolidated Financial Statements. We have been cooperating and intend to cooperate fully with the SEC.

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

Pursuant to a Partnership Interests Purchase Agreement effective May 24, 2004, we acquired Northwestern Travel Service, L.P., or Northwestern. In this transaction, shares of our common stock were exchanged as partial consideration for the sale, and we provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that we would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, we received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding us available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of our SEC reports and financial statements with applicable laws, rules and requirements. The Notice asserts that the claimants are seeking damages equal to $10.5 million, plus interest and attorney’s fees. This amount is the dollar amount of the consideration set forth in the Purchase Agreement for our shares exchanged in the transaction. To our knowledge, the sellers still own these shares, and we believe the value of these shares most likely would reduce any damage amount. To our knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. Although we cannot predict the outcome of this matter, we deny liability to these parties and will vigorously defend any arbitration or other legal action based upon the Notice of Claim. We have responded to the Notice with a Dispute Notice denying liability.

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

Date: November 4, 2005.

NAVIGANT INTERNATIONAL, INC.
a Delaware corporation

By:	/s/ Robert C. Griffith
	Name:	Robert C. Griffith
	Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)