Form 10-Q
period 2005-06-26
NAVIGANT INTERNATIONAL INC
filed 2005-11-04
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 26, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$976	$2,805
Accounts receivable, less allowance for doubtful accounts of $444 and $418	102,808	89,735
Prepaid expenses and other current assets	8,692	6,817
Deferred income taxes	3,923	3,462
Income tax receivable	4,104	4,657

Total current assets	120,503	107,476

Property and equipment, net	25,932	23,807
Goodwill	397,494	355,902
Intangible assets, net of accumulated amortization of $14,708 and $11,984	32,129	30,533
Other assets	10,462	7,230

Total assets	$586,520	$524,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$117	$100
Current portion of capital lease obligations	1,662	2,033
Accounts payable	25,471	17,947
Accrued compensation	13,256	12,811
Customer deposits	26,033	34,253
Deferred revenue	7,284	6,284
Other accrued liabilities	14,725	13,288

Total current liabilities	88,548	86,716

Long-term debt	221,384	175,825
Capital lease obligations	2,259	1,647
Deferred income taxes	18,790	15,144
Deferred revenue	10,449	11,724
Other long-term liabilities	899	290

Total liabilities	342,329	291,346

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,741,000 and 16,721,000 issued	17	17
Additional paid-in capital	170,901	170,721
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	78,710	68,122
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,059	5,702
Effect of interest rate swaps	432	(32)

Total accumulated other comprehensive income	5,491	5,670

Total stockholders’ equity	244,191	233,602

Total liabilities and stockholders’ equity	$586,520	$524,948

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Revenues	$125,678	$107,255	$247,718	$214,634
Operating expenses	72,308	58,272	143,635	120,811
General and administrative expenses	36,193	31,513	71,448	62,538
Depreciation and amortization expense	3,900	2,829	8,248	5,639

Operating income	13,277	14,641	24,387	25,646
Other (income) expenses:
Interest expense	3,805	2,937	7,272	5,741
Interest income	(61)	(7)	(89)	(8)
Other, net	194	(23)	233	(7)

Income before provision for income taxes	9,339	11,734	16,971	19,920
Provision for income taxes	3,511	4,443	6,383	7,489

Net income	5,828	7,291	10,588	12,431
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(419)	(885)	(643)	(1,173)
Unrealized gain (loss) on derivatives designated as hedges	(328)	1,688	464	1,170

Comprehensive income	$5,081	$8,094	$10,409	$12,428

Weighted average number of common shares outstanding:
Basic	15,507	14,787	15,500	14,699
Diluted	20,240	19,849	20,189	19,781
Net income per share:
Basic	$0.38	$0.49	$0.68	$0.85
Diluted	$0.31	$0.40	$0.58	$0.68

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 26, 2005	June 27, 2004
		(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$10,588	$12,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,248	5,639
Income tax benefit from employee exercise of stock options	42	283
Deferred tax provision	1,915	1,712
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(8,035)	(6,122)
Prepaid expenses and other current assets	(1,625)	1,708
Income tax receivable	623	3,244
Accounts payable	3,182	2,944
Other accrued liabilities	(10,774)	(5,366)
Deferred income	(3,237)	(2,745)
Other	(1,937)	(908)

Net cash (used in) provided by operating activities	(1,010)	12,820

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(4,325)	(3,880)
Investment in TQ3 Management Holding GmbH	(2,524)
Cash paid in acquisitions and earn-out consideration, net of cash received	(30,948)	2,467

Net cash used in investing activities	(37,797)	(1,413)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(1,961)	(402)
Proceeds from (payments of) credit facility, net	43,906	(2,400)
Payments of term loan debt	(5,000)	(5,000)
Proceeds from exercise of stock options	138	1,211

Net cash provided by (used in) financing activities	37,083	(6,591)

Effect of exchange rate changes on cash and cash equivalents	(105)	(16)

Net (decrease) increase in cash and cash equivalents	(1,829)	4,800
Cash and cash equivalents at beginning of period	2,805	1,880

Cash and cash equivalents at end of period	$976	$6,680

Supplemental disclosures of cash flow information:
Interest paid	$6,059	$3,511
Income taxes paid	$3,727	$5,735

Non-cash transactions:

•	During the six months ended June 26, 2005 and June 27, 2004, the Company acquired $1,981 and $1,408, respectively, in fixed assets through capital lease transactions.

•	During the six months ended June 27, 2004, the Company issued common stock valued at $10,575 and a note payable to former shareholders for $27,720 for the acquisition of Northwestern Travel Management and common stock valued at $2,000 for a meetings and incentive company.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 26, 2005, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 26, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (note that diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of June 26, 2005 and June 27, 2004):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Net income:
As reported	$5,828	$7,291	$10,588	$12,431
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(115)	(232)	(209)	(371)

Pro forma	$5,713	$7,059	$10,379	$12,060

Net income per share:
As reported:
Basic	$0.38	$0.49	$0.68	$0.85
Diluted	$0.31	$0.40	$0.58	$0.68
Pro forma:
Basic	$0.37	$0.48	$0.67	$0.82
Diluted	$0.31	$0.38	$0.57	$0.66

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

At its September 2004 meeting the FASB’s Emerging Issues Task Force reached a consensus, EITF Issue No. 04-8, that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus was effective for fiscal 2004 and required retroactive restatement of diluted earnings per share for all prior periods presented. The impacts for the three months and six months ended June 27, 2004 are decreases to the Company’s diluted earnings per share of $0.07 and $0.12, respectively, compared to the prior accounting principles.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 3—RESTATEMENT

The Company has restated its consolidated financial statements as of and for the three and six months ended June 27, 2004 for the items discussed below, which reduced net income by $396 and $792 for the three and six months ended June 27, 2004, respectively.

In 2004, the Company reassessed its application of accounting principles in assigning amounts to the assets acquired and liabilities assumed in certain business combinations that it made in 2001 and 2003. As a result, the Company has restated its second quarter 2004 financial statements to record certain identifiable intangible assets apart from goodwill and the related deferred income tax liabilities and to provide additional amortization expense and deferred tax benefits that collectively, reduced previously reported net income and earnings per share for the affected period. The impacts of the restatement related to acquisition accounting are decreases to net income and diluted earnings per share of $383 and $765 and $0.02 and $0.04 for the three months and six months ended June 27, 2004, respectively.

In addition, the Company reassessed its lease accounting. The Company had historically recognized rent expense on a straight-line basis over the lease term taking into consideration scheduled rent increases, except for scheduled rent increases that were intended to approximate inflation expectations. The Company determined that all real estate leases with scheduled rent increases, including increases for inflation expectations, should be accounted for on a straight-line basis, under the guidance provided in FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and accordingly has restated its second quarter 2004 financial statements to account for all real estate leases on a straight-line basis. The impacts of the restatement related to accounting for scheduled rent increase are increases to net income of $14 and $27 for the three months and six months ended June 27, 2004; there was no impact on diluted earnings per share.

In addition, the Company determined that all amortization periods for leasehold improvements should not extend beyond the “lease term” of the applicable lease agreement, as that term is defined in FASB Statement No. 13, Accounting for Leases as amended. The “lease term” includes renewal options that are reasonably assured due to economic penalties in the event of non-renewal. Accordingly, the Company has restated its second quarter 2004 financial statements to recognize amortization of leasehold improvements over the lesser of the lease term or the useful lives of the assets. The impacts of the restatement related to leasehold improvement amortization are decreases to net income of $27 and $54 for the three and six months ended June 27, 2004; there was no impact on diluted earnings per share.

The following are summaries of the effects of the restatements on the Company’s consolidated statement of income for the three and six months ended June 27, 2004 (in thousands, except per share data):

	For the Three Months Ended June 27, 2004	For the Six Months Ended June 27, 2004
Income before provision for income taxes (as previously reported)	$12,372	$21,196
General and administrative expenses:
Straight-lining of leases with escalating rents	22	44
Depreciation and amortization expense:
Amortization period for leasehold improvements	(43)	(86)
Amortization of intangible assets	(617)	(1,234)

Income before provision for income taxes (as restated)	$11,734	$19,920

	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Income for the Three Months Ended June 27, 2004
General and administrative expenses	$31,535	$(22)	$31,513
Depreciation and amortization expense	2,169	660	2,829
Operating income	15,279	(638)	14,641
Income before provision for income taxes	12,372	(638)	11,734
Provision for income taxes	4,685	(242)	4,443
Net income	7,687	(396)	7,291
Basic net income per share	0.52	(0.03)	0.49
Diluted net income per share	0.41	(0.01)	0.40
Consolidated Statement of Income for the Six Months Ended June 27, 2004
General and administrative expenses	$62,582	$(44)	$62,538
Depreciation and amortization expense	4,319	1,320	5,639
Operating income	26,922	(1,276)	25,646
Income before provision for income taxes	21,196	(1,276)	19,920
Provision for income taxes	7,973	(484)	7,489
Net income	13,223	(792)	12,431
Basic net income per share	0.90	(0.05)	0.85
Diluted net income per share	0.72	(0.04)	0.68

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been informed by the SEC that the staff of the Division of Enforcement is conducting an informal inquiry, which the Company understands is focused on the restatement of financial statements for prior fiscal years 2000 through 2003 and the first three quarters of fiscal 2003 and 2004. See Note 3 above. The Company has been cooperating and intends to cooperate fully with the SEC.

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

In February 2005, the Company acquired 100% of the outstanding equity stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited (collectively, “SYNERGI”) for a purchase price of $21,374, which was paid in cash and funded through the Company’s revolving Credit Facility. This acquisition enhanced the Company’s presence in the Pacific region and heightened the Company’s market presence and opportunities. Effective January 1, 2005, this acquisition was accounted for under the purchase method. The excess of purchase price

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

over tangible net assets acquired of $27,492 is currently allocated as $23,172 to goodwill, none of which is expected to be deductible for tax purposes, and $4,320 to customer-related intangible assets to be amortized over a weighted average life of 10.5 years. A significant portion of the recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. The value assigned to customer-related intangibles is based on an outside valuation appraisal that is pending finalization and subject to change. The SYNERGI acquisition is also subject to an earn-out portion of the purchase price, payable in 2006, assuming the earn-out conditions are met. The final purchase price determination will be based on the actual profitability of the acquired entities for the year following the completion of the acquisition with a maximum earn-out adjustment of 4,750 Australian dollars and 300 New Zealand dollars or $3,861 as of June 26, 2005, in aggregate. Based on profitability through June 26, 2005, the Company estimates that it is not probable that any earn-out contingency will be paid to the former owners of SYNERGI.

The Company also acquired one small general travel management company in the first quarter ended March 27, 2005. There were no acquisitions in the three months ended June 26, 2005.

In addition to the above consideration, additional purchase consideration aggregating $945 and $8,876 has been paid in the three and six months ended June 26, 2005 based on subsequent earnings or completion of financial audits of previously acquired entities. Such additional consideration has been recorded as additional goodwill. The Company generally settles all additional purchase consideration within two years of the related acquisition.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the six months ended June 26, 2005 is as follows:

For the Six Months Ended June 26, 2005
Balance as of beginning of period	$355,902
Goodwill acquired during period	24,062
Additional purchase consideration paid or accrued during period	17,970
Foreign currency adjustments	(440)

Balance as of end of period	$397,494

Intangible Assets

Intangible assets as of June 26, 2005 and December 26, 2004 consist of:

	June 26, 2005			December 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangibles	$35,981	$13,329	$22,652	$31,661	$10,896	$20,765
Acquisition-related developed technology	1,874	1,257	617	1,874	996	878
Non-complete agreement	182	18	164	182	9	173
Finite-lived trademarks and trade names	500	104	396	500	83	417
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300

Total intangible assets, excluding goodwill	$46,837	$14,708	$32,129	$42,517	$11,984	$30,533

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 7—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	Revenues*				Long-Lived Assets
	For the Three Months Ended		For the Six Months Ended		For the Period Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005	December 26, 2004
United States	$106,798	$97,518	$211,570	$195,974	$10,269	$7,029
Foreign	18,880	9,737	36,148	18,660	193	201

Consolidated	$125,678	$107,255	$247,718	$214,634	$10,462	$7,230

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual countries are not considered material for separate disclosure in the table above.

NOTE 8—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for approximately 19% and 17% of the Company’s total revenues for the three and six months ended June 26, 2005, respectively, and 22% and 20% of the Company’s total revenues for the three and six months ended June 27, 2004, respectively. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 9—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Three Months Ended		For the Six Months Ended
	(In Thousands, Except Per Share Amounts)

	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Basic earnings per share
Net income	$5,828	$7,291	$10,588	$12,431
Weighted average shares outstanding	15,507	14,787	15,500	14,699

Basic earnings per share	$0.38	$0.49	$0.68	$0.85

Diluted earnings per share
Net income	$5,828	$7,291	$10,588	$12,431
After tax interest expense on convertible debt	544	544	1,088	1,088

Net income for diluted earnings per share	$6,372	$7,835	$11,676	$13,519

Weighted average shares outstanding	15,507	14,787	15,500	14,699
Effect of dilutive securities:
Employee stock option plan	384	713	340	733
Convertible subordinated debentures	4,349	4,349	4,349	4,349

Shares for diluted earnings per share	20,240	19,849	20,189	19,781

Diluted earnings per share	$0.31	$0.40	$0.58	$0.68

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and six months ended June 26, 2005, options for approximately 222,000 and 229,000 shares were excluded from the calculation of diluted earnings per share. For the three and six months ended June 27, 2004, options for approximately 11,000 and 26,000 shares were excluded from the calculation of diluted earnings per share.

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

During the three and six months ended June 26, 2005, we saw improved transaction levels, up 21.5% over the three months ended June 27, 2004, and 19.1% over the six months ended June 27, 2004. This increase in transactions is the result of recent acquisitions and new business wins. Beginning in the third quarter of 2004, we experienced decreases in revenue per transaction from prior quarters in 2004, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions due to customer agreements with carriers and quicker than anticipated adoption of online solutions at many smaller clients. Although revenue per transaction stabilized during the six months ended June 26, 2005, it has decreased when compared to revenue per transaction achieved during the six months ended June 27, 2004. Based on the stabilization of revenue per transaction during the second quarter 2005, we believe that approximately 50% of the decline experienced in the third and fourth quarters of 2004 was temporary in nature. We expect, however, that clients will continue to (1) renegotiate their contracts with us, (2) enter into agreements directly with air carriers that will reduce our override commissions and (3) adopt online solutions from us, all of which could negatively impact our revenue per transaction. We have been planning and implementing cost saving measures and have renegotiated some of our agreements with customers and vendors in response to these events.

Restatement

On March 25, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the fiscal years 2000, 2001, 2002 and 2003 and each of the four quarters of fiscal 2003 and the first three quarters of fiscal 2004 should be restated in order to revise our accounting for acquisitions to allocate a portion of the purchase price for certain business acquisitions from goodwill to customer related and other identifiable intangibles and to revise our accounting for real estate leases and leasehold improvements. These matters are described in more detail in Note 3 to our Consolidated Financial Statements included in this Quarterly Report. The restated consolidated statement of income and cash flows for the three and six months ended June 27, 2004 are included in this Quarterly Report. The effects of the restatements were reductions of net income of $396 thousand and $792 thousand for the three and six months ended June 27, 2004; there was no effect on cash provided by operating activities. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations section gives effect to this restatement.

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

	Three Months Ended June 26, 2005		Three Months Ended June 27, 2004
Revenue Components	(In thousands)	As a Percentage of Revenues	(In thousands)	As a Percentage of Revenues
Revenue from Clients	$85,614	68.1%	$69,871	65.1%
Revenue from Vendors	40,064	31.9%	37,384	34.9%

Total	$125,678	100.0%	$107,255	100.0%

	Six Months Ended June 26, 2005		Six Months Ended June 27, 2004
Revenue Components	(In thousands)	As a Percentage of Revenues	(In thousands)	As a Percentage of Revenues
Revenue from Clients	$169,649	68.5%	$142,273	66.3%
Revenue from Vendors	78,069	31.5%	72,361	33.7%

Total	$247,718	100.0%	$214,634	100.0%

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

Expenses

Our direct operating expenses include principally labor expense (which comprised 58% and 57% of total direct operating expenses for the three and six months ended June 26, 2005 and 61% and 57% of total direct operating expenses for the three and six months ended June 27, 2004), communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expenses decreased slightly in 2005 over 2004 as a result of our focus on centralizing our online fulfillment centers and reducing costs as middle market customers migrate to our online solutions, which reduces call center and on-site staffing costs reflecting online adoption levels.

Our general and administrative expenses include principally labor expense (which comprised 57% and 58% of total general and administrative expenses for the three and six months ended June 26, 2005 and 58% and 59% of total general and administrative expenses for the three and six months ended June 27, 2004), occupancy and other costs. Labor expense as a percentage of total general and administrative expenses decreased slightly in 2005 over 2004 as a result of our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2004. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended June 26, 2005 are the same as those described in our Annual Report on Form 10-K for the year ended December 26, 2004.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended June 26, 2005 and June 27, 2004:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	57.6	54.3	58.0	56.3
General and administrative expenses	28.8	29.4	28.8	29.1
Depreciation and amortization expense	3.1	2.6	3.3	2.6

Operating income	10.5	13.7	9.9	12.0
Interest expense, net	3.0	2.7	2.9	2.7
Other, net	0.1	0.0	0.1	0.0

Income before provision for income taxes	7.4	11.0	6.9	9.3
Provision for income taxes	2.8	4.2	2.6	3.5

Net income	4.6%	6.8%	4.3%	5.8

Revenues

Consolidated revenues increased 17.2%, from $107.3 million for the three months ended June 27, 2004 to $125.7 million for the three months ended June 26, 2005. This increase was due to an increase in overall transaction levels of approximately 21.5% for the three months ended June 26, 2005 compared to the three months ended June 27, 2004 as a result of recent acquisitions, new customer wins and an increase in transaction levels generated by existing customers. Acquisitions made in mid 2004 and the first quarter of 2005 resulted in approximately $14.1 million in additional revenues for the three months ended June 26, 2005. The impact of the increase in transaction volumes is offset by a decline in revenue per transaction, primarily as a result of customer contract renegotiations and increased adoption of online solutions, which usually generate less revenue per transaction than a full service customer transaction.

Consolidated revenues increased 15.4%, from $214.6 million for the six months ended June 27, 2004 to $247.7 million for the six months ended June 26, 2005. This increase was due to an increase in overall transaction levels of approximately 19.1% for the six months ended June 26, 2005 compared to the six months ended June 27, 2004 as a result of recent acquisitions, new customer wins and an increase in transaction levels generated by existing customers. Acquisitions made in mid 2004 and the first quarter of 2005 resulted in approximately $30.6 million in additional revenues for the six months ended June 26, 2005. The impact of the increase in transaction volumes is offset by a decline in revenue per transaction, primarily as a result of customer contract renegotiations and increased adoption of online solutions.

Operating Expenses

Operating expenses increased 24.1%, from $58.3 million, or 54.3% of revenues, for the three months ended June 27, 2004 to $72.3 million, or 57.6% of revenues, for the three months ended June 26, 2005. This increase is primarily due to $10.1 million of additional operating expenses from the mid 2004 and 2005 acquisitions, as well as additional operating expenses incurred for the implementation of several new accounts. Offsetting this increase were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

Operating expenses increased 18.9%, from $120.8 million, or 56.3% of revenues, for the six months ended June 27, 2004 to $143.6 million, or 58.0% of revenues, for the six months ended June 26, 2005. This increase is primarily due to $23.4 million of additional operating expenses from the mid 2004 and 2005 acquisitions, as well as additional operating expenses incurred for the implementation of several new accounts. Offsetting this increase were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

General and Administrative Expenses

General and administrative expenses increased 14.9%, from $31.5 million, or 29.4% of revenues, for the three months ended June 27, 2004 to $36.2 million, or 28.8% of revenues, for the three months ended June 26, 2005. This increase is due to $4.7 million of additional operating expenses from the mid 2004 and 2005 acquisitions and increases in employee related costs, including salaries and healthcare costs. Slightly offsetting these increases were several other cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

General and administrative expenses increased 14.2%, from $62.5 million, or 29.1% of revenues, for the six months ended June 27, 2004 to $71.4 million, or 28.8% of revenues, for the six months ended June 26, 2005. This increase is primarily due to $9.9 million of additional operating expenses from the mid 2004 and 2005 acquisitions. Slightly offsetting this increase were several other cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 37.9% from $2.8 million, or 2.6% of revenues, for the three months ended June 27, 2004 to $3.9 million, or 3.1% of revenues, for the three months ended June 26, 2005. This increase reflects $639 thousand for amortization of intangible assets identified in conjunction with the acquisition of Northwestern Travel Management or Northwestern in June 2004 and SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited, or collectively SYNERGI, in the first quarter of 2005, $353 thousand for the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004. The balance of the increase is related to fixed assets acquired in connection with the mid 2004 and 2005 acquisitions.

Depreciation and amortization expense increased 46.3% from $5.6 million, or 2.6% of revenues, for the six months ended June 27, 2004 to $8.2 million, or 3.3% of revenues, for the six months ended June 26, 2005. This increase reflects $1.3 million for amortization of intangible assets identified in conjunction with the acquisition of Northwestern Travel Management in June 2004 and SYNERGI in the first quarter of 2005, $670 thousand for the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004. The balance of the increase is related to fixed assets acquired in connection with the mid 2004 and 2005 acquisitions.

Interest Expense, Net

Interest expense, net, increased from $2.9 million for the three months ended June 27, 2004 to $3.7 million for the three months ended June 26, 2005. This increase is attributable to an increase in the weighted average debt balance as a result of debt incurred for acquisitions, which increased the weighted average debt balance from $186.5 million for the three months ended June 27, 2004 to $224.0 million for the three months ended June 26, 2005 resulting in approximately $625 thousand of additional interest expense. In addition, an increase in the average interest rates from 6.3% for the three months ended June 27, 2004 to 6.8% for the three months ended June 26, 2005 resulted in approximately $275 thousand of additional interest expense.

Interest expense, net, increased from $5.7 million for the six months ended June 27, 2004 to $7.2 million for the six months ended June 26, 2005. This increase is attributable to an increase in the weighted average debt balance as a result of debt incurred for acquisitions, which increased the weighted average debt balance from $187.6 million for the six months ended June 27, 2004 to $213.6 million for the six months ended June 26, 2005 resulting in approximately $875 thousand of additional interest expense. In addition, an increase in the average interest rates from 6.1% for the six months ended June 27, 2004 to 6.8% for the six months ended June 26, 2005 resulted in approximately $725 thousand of additional interest expense.

Liquidity and Capital Resources

We anticipate that our cash flow from operations and borrowings under the Credit Facility (as discussed below) will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months based on current financial projections. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long-term obligations, including the repayment of the Term Loan due by March 31, 2006. Our Credit Facility does not mature until October 31, 2007. Based on our financial projections as of the date of this report, we anticipate that our working capital needs will be minimal for fiscal year 2005. This amount is subject to change based upon actual revenues and developments during the year. We have invested $7.9 million in capital expenditures in through the end of the third quarter of 2005 and plan to invest approximately $2.0 million in capital expenditures throughout the remainder of 2005 to fund general computer equipment, office furniture and leasehold improvement needs, as well as subsequent phases of software development for Passportal and NetProfile. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility. As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. Under the Term Loan, we are obligated to pay the full term loan balance of $10 million by March 31, 2006. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million, and we may also be required to pay an estimated $225 thousand during 2005 as a result of our late filings. We intend to service these working capital needs, capital expenditures, and debt service obligations using cash provided by operations and borrowings under the Credit Facility.

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

At June 26, 2005, we had cash and cash equivalents of $976 thousand, working capital of $32.0 million, borrowings of $131.7 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent (the “Credit Facility”), $72 million of convertible subordinated debentures, contingencies payable in the amount of $10.3 million due to former shareholders of Northwestern, contingencies payable in the amount of $7.0 million due to the former shareholders of Incentive Connections, Inc., and $4.4 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $20.8 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at June 26, 2005 was $469.6 million.

During the first and second quarter of 2005, net cash used in operating activities was $1.0 million. Net cash used in investing activities was $37.8 million, including $4.3 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, $2.5 million for an investment in our joint venture with TQ3 Management Holding GmbH and $30.9 million for cash paid for the acquisitions of the 2005 acquired companies, net of cash received, and earn-out consideration for the 2004 acquired companies. Net cash provided by financing activities was $37.1 million, including net proceeds from our Credit Facility of $43.9 million and from the exercise of stock options of $138 thousand, offset by payments of the term loan of $5.0 million and payments of long-term debt and capital leases of $2.0 million.

During the first and second quarter of 2004, net cash provided by operating activities was $12.8 million. Net cash used in investing activities was $1.4 million, including $3.9 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, offset by net cash received from acquisitions of $2.5 million. Net cash used in financing activities was $6.6 million, including net payments on our Credit Facility of $2.4 million, payments of the term loan of $5.0 million and payments of long term debt of $402 thousand, offset by proceeds from the exercise of stock options of $1.2 million.

The significant difference between cash flows used in operating activities for the six months ended June 26, 2005 of $1.0 million and cash flows provided by operating activities for the six months ended June 27, 2004 of $12.8 million is primarily due to the timing of receipts and payments of customer deposits for programs.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The term loan had an outstanding balance of $35.0 million and $32.5 million as of June 26, 2005 and September 25, 2005, respectively. We funded this Credit Facility on November 7, 2003. On August 29, 2005, we executed and funded an additional $10 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. The Credit Facility and Term Loan are guaranteed by all our existing and future direct and indirect domestic subsidiaries. The Term Loan is senior in the right of repayment to the balance under the Credit Facility. As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, during the fiscal quarter ended June 26, 2005 we did not comply with the consolidated total leverage ratio or consolidated fixed charges coverage ratio covenants in the Credit Facility, and during the fiscal quarter ended September 25, 2005 we did not comply with the consolidated total leverage ratio or senior debt leverage ratio covenants in the Credit Facility. During 2005, our lenders amended these covenants. Please see Note 10 in the Notes to Consolidated Financial Statements.

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

Accounts Receivable

Our accounts receivable balance has increased 14.6% from $89,735 as of December 26, 2004 to $102,808 as of June 26, 2005. A significant portion of this increase results from the increase in transaction volume during the six months ended June 26, 2005. The acquisition of SYNERGI in the first quarter of 2005 also contributed to an $8.3 million increase in our accounts receivable balance as of June 26, 2005.

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

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 26, 2005. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that, as of June 26, 2005, we did not maintain effective disclosure controls and procedures due to the following material weaknesses in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 26, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses Existing as of June 26, 2005

Subsequent to June 26, 2005, we have initiated, or plan to undertake, the following measures to strengthen our internal control processes:

Segregation of duties

•	We are analyzing the present responsibilities of the chief accounting officer and expect to segregate the operational and accounting functions of that position to the greatest extent feasible and to re-align those functions so that the chief accounting officer does not have operational responsibility.

•	We developed and implemented an independent internal audit function in conjunction with our compliance function. This internal audit function is managed by our director of compliance, who reports directly to the audit committee. The director of finance no longer has responsibility over the internal audit function.

•	We plan to evaluate the dual role of the chief financial officer and chief operating officer once the remediation steps described above are fully implemented to determine whether the combined set of responsibilities contributes to an internal control deficiency.

Ineffective controls over accounting for acquisitions

•	We plan to formalize the procedures for selecting and reviewing the work of external valuation specialists. We expect that those procedures will include policies as to when multiple external valuation specialists will be used. We believe that subsequent to June 26, 2005, we acquired significant experience in evaluating and reviewing the work of external valuation specialists.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

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