Form 10-Q
period 2005-09-25
NAVIGANT INTERNATIONAL INC
filed 2005-11-09
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

As of November 1, 2005, the registrant had 15,515,000 shares of its common stock outstanding.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets–September 25, 2005 and December 26, 2004	3

	Consolidated Statements of Income and Comprehensive Income–Three and Nine Months Ended September 25, 2005 and September 26, 2004 (As Restated, See Note 3)	4

	Consolidated Statements of Cash Flows–Nine Months Ended September 25, 2005 and September 26, 2004 (As Restated, See Note 3)	5

	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	25

SIGNATURES		26

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 25, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$2,805
Accounts receivable, less allowance for doubtful accounts of $381 and $418	105,211	89,735
Prepaid expenses and other current assets	7,899	6,817
Deferred income taxes	3,746	3,462
Income tax receivable	3,593	4,657

Total current assets	122,708	107,476

Property and equipment, net	29,030	23,807
Goodwill	399,408	355,902
Intangible assets, net of accumulated amortization of $15,973 and $11,984	30,864	30,533
Other assets	11,337	7,230

Total assets	$593,347	$524,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$119	$100
Current portion of capital lease obligations	2,281	2,033
Accounts payable	20,577	17,947
Accrued compensation	16,715	12,811
Customer deposits	24,976	34,253
Deferred revenue	7,284	6,284
Other accrued liabilities	15,179	13,288

Total current liabilities	87,131	86,716

Long-term debt	222,050	175,825
Capital lease obligations	3,286	1,647
Deferred income taxes	21,916	15,144
Deferred revenue	8,529	11,724
Other long-term liabilities	893	290

Total liabilities	343,805	291,346

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,746,000 and 16,721,000 issued	17	17
Additional paid-in capital	170,960	170,721
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	82,414	68,122
Accumulated other comprehensive income:
Foreign currency translation adjustment	6,089	5,702
Effect of interest rate swaps	990	(32)

Total accumulated other comprehensive income	7,079	5,670

Total stockholders’ equity	249,542	233,602

Total liabilities and stockholders’ equity	$593,347	$524,948

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Revenues	$119,553	$113,707	$367,271	$328,341
Operating expenses	69,101	67,147	212,736	187,958
General and administrative expenses	35,948	32,642	107,396	95,180
Depreciation and amortization expense	4,071	3,495	12,319	9,134

Operating income	10,433	10,423	34,820	36,069
Other (income) expenses:
Interest expense	4,402	3,400	11,674	9,141
Interest income	(74)	(1)	(163)	(9)
Other, net	84	(16)	317	(23)

Income before provision for income taxes	6,021	7,040	22,992	26,960
Provision for income taxes	2,317	2,670	8,700	10,159

Net income	3,704	4,370	14,292	16,801
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,030	1,542	387	597
Unrealized gain (loss) on derivatives designated as hedges	558	(471)	1,022	232

Comprehensive income	$5,292	$5,441	$15,701	$17,630

Weighted average number of common shares outstanding:
Basic	15,517	15,239	15,506	14,879
Diluted	20,214	20,296	20,197	19,924
Net income per share:
Basic	$0.24	$0.29	$0.92	$1.13
Diluted	$0.21	$0.24	$0.79	$0.93

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Nine Months Ended
	September 25, 2005	September 26, 2004
		(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$14,292	$16,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,319	9,134
Income tax benefit from employee exercise of stock options	47	283
Deferred tax provision	4,482	3,973
Changes in assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(10,456)	(11,816)
Prepaid expenses and other current assets	(825)	1,617
Income tax receivable	1,131	4,076
Accounts payable	(1,551)	1,146
Other accrued liabilities	(6,698)	5,890
Deferred income	(5,147)	(4,956)
Other	(3,192)	(1,004)

Net cash provided by operating activities	4,402	25,144

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(7,948)	(6,807)
Investment in TQ3 Management Holding GmbH	(2,524)
Cash paid in acquisitions and earn-out consideration, net of cash received	(31,464)	2,245

Net cash used in investing activities	(41,936)	(4,562)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(2,552)	(514)
Proceeds from (payments of) credit facility, net	36,881	(15,320)
Payments of term loan debt	(7,500)	(7,500)
Proceeds from term loan debt	10,000
Proceeds from exercise of stock options	192	1,247

Net cash provided by (used in) financing activities	37,021	(22,087)

Effect of exchange rate changes on cash and cash equivalents	(33)	43

Net decrease in cash and cash equivalents	(546)	(1,462)
Cash and cash equivalents at beginning of period	2,805	1,880

Cash and cash equivalents at end of period	$2,259	$418

Supplemental disclosures of cash flow information:
Interest paid	$9,021	$5,448
Income taxes paid	$4,369	$5,943

Non-cash transactions:

•	During the nine months ended September 25, 2005 and September 26, 2004, the Company acquired $4,220 and $3,511 respectively, in fixed assets through capital lease transactions.

•	During the nine months ended September 26, 2004, the Company issued common stock valued at $10,575 and a note payable to former shareholders for $27,720 for the acquisition of Northwestern Travel Management and common stock valued at $2,000 for a meetings and incentive company.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 25, 2005, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 25, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (note that diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of September 25, 2005 and September 26, 2004):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Net income:
As reported	$3,704	$4,370	$14,292	$16,801
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(106)	(133)	(315)	(503)

Pro forma	$3,598	$4,237	$13,977	$16,298

Net income per share:
As reported:
Basic	$0.24	$0.29	$0.92	$1.13
Diluted	$0.21	$0.24	$0.79	$0.93
Pro forma:
Basic	$0.23	$0.28	$0.90	$1.10
Diluted	$0.20	$0.24	$0.77	$0.90

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) in March 2005, which provided interpretations of the staff regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of its operating and general and administrative expenses. For the Company, FAS 123(R) will be effective as of the beginning of the first interim or annual reporting period of the fiscal year beginning on or after June 15, 2005, which will be effective for the Company on December 26, 2005. Currently, the effect of initially applying FAS 123(R) has not been determined.

At its September 2004 meeting the FASB’s Emerging Issues Task Force reached a consensus, EITF Issue No. 04-8, that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus was effective for fiscal 2004 and required retroactive restatement of diluted earnings per share for all prior periods presented. The impacts for the three months and nine months ended September 26, 2004 are decreases to the Company’s diluted earnings per share of $0.03 and $0.15, respectively, compared to the prior accounting principles.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 3—RESTATEMENT

The Company has restated its consolidated financial statements as of and for the three and nine months ended September 26, 2004 for the items discussed below, which reduced net income by $396 and $1,188 for the three and nine months ended September 26, 2004, respectively.

In 2004, the Company reassessed its application of accounting principles in assigning amounts to the assets acquired and liabilities assumed in certain business combinations that it made in 2001 and 2003. As a result, the Company has restated its financial statements for the three and nine months ended September 26, 2004 to record certain identifiable intangible assets apart from goodwill and the related deferred income tax liabilities and to provide additional amortization expense and deferred tax benefits that collectively, reduced previously reported net income and earnings per share for the affected periods. The impacts of the restatement related to acquisition accounting are decreases to net income and diluted earnings per share of $382 and $1,147 and $0.02 and $0.06 for the three months and nine months ended September 26, 2004, respectively.

In addition, the Company reassessed its lease accounting. The Company had historically recognized rent expense on a straight-line basis over the lease term taking into consideration scheduled rent increases, except for scheduled rent increases that were intended to approximate inflation expectations. The Company determined that all real estate leases with scheduled rent increases, including increases for inflation expectations, should be accounted for on a straight-line basis, under the guidance provided in FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and accordingly has restated its financial statements for the three and nine months ended September 26, 2004 to account for all real estate leases on a straight-line basis. The impacts of the restatement related to accounting for scheduled rent increase are increases to net income of $13 and $40 for the three months and nine months ended September 26, 2004; there was no impact on diluted earnings per share.

In addition, the Company determined that all amortization periods for leasehold improvements should not extend beyond the “lease term” of the applicable lease agreement, as that term is defined in FASB Statement No. 13, Accounting for Leases as amended. The “lease term” includes renewal options that are reasonably assured due to economic penalties in the event of non-renewal. Accordingly, the Company has restated its financial statements for the three and nine months ended September 26, 2004 to recognize amortization of leasehold improvements over the lesser of the lease term or the useful lives of the assets. The impacts of the restatement related to leasehold improvement amortization are decreases to net income of $27 and $81 for the three and nine months ended September 26, 2004; there was no impact on diluted earnings per share.

The following are summaries of the effects of the restatements on the Company’s consolidated statements of income for the three and nine months ended September 26, 2004 (in thousands, except per share data):

	For the Three Months Ended	For the Nine Months Ended
	September 26, 2004	September 26, 2004
Income before provision for income taxes (as previously reported)	$7,678	$28,874
General and administrative expenses:
Straight-lining of leases with escalating rents	22	66
Depreciation and amortization expense:
Amortization period for leasehold improvements	(43)	(129)
Amortization of intangible assets	(617)	(1,851)

Income before provision for income taxes (as restated)	$7,040	$26,960

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Income for the Three Months Ended September 26, 2004
General and administrative expenses	$32,664	$(22)	$32,642
Depreciation and amortization expense	2,835	660	3,495
Operating income	11,061	(638)	10,423
Income before provision for income taxes	7,678	(638)	7,040
Provision for income taxes	2,912	(242)	2,670
Net income	4,766	(396)	4,370
Basic net income per share	0.31	(0.02)	0.29
Diluted net income per share	0.26	(0.02)	0.24
Consolidated Statement of Income for the Nine Months Ended September 26, 2004
General and administrative expenses	$95,246	$(66)	$95,180
Depreciation and amortization expense	7,154	1,980	9,134
Operating income	37,983	(1,914)	36,069
Income before provision for income taxes	28,874	(1,914)	26,960
Provision for income taxes	10,885	(726)	10,159
Net income	17,989	(1,188)	16,801
Basic net income per share	1.21	(0.08)	1.13
Diluted net income per share	0.98	(0.05)	0.93

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

In February 2005, the Company acquired 100% of the outstanding equity stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited (collectively, “SYNERGI”) for a purchase price of $21,374, which was paid in cash and funded through the Company’s revolving Credit Facility. This acquisition enhanced the Company’s presence in the Pacific region and heightened the Company’s market presence and opportunities. Effective January 1, 2005, this acquisition was accounted for under the purchase method. The excess of purchase price over tangible net assets acquired of $27,492 is currently allocated as $23,172 to goodwill, none of which is expected to be deductible for tax purposes, and $4,320 to customer-related intangible assets to be amortized over a weighted average life of 10.5 years. A significant portion of the recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. The value assigned to customer-related intangibles is based on an outside valuation appraisal that is pending finalization and subject to change. The SYNERGI acquisition is also subject to an earn-out portion of the purchase price, payable in 2006, assuming the earn-out conditions are met. The final purchase price determination will be based on the actual profitability of the acquired entities for the year following the completion of the acquisition with a maximum earn-out adjustment of 4,750 Australian dollars and 300 New Zealand dollars or approximately $3,805 as of September 25, 2005, in aggregate. Based on profitability through September 25, 2005, the Company estimates that it is not probable that any earn-out contingency will be paid to the former owners of SYNERGI.

The Company also acquired one small general travel management company in the first quarter ended March 27, 2005. There were no other acquisitions in the nine months ended September 25, 2005.

In addition to the above consideration, additional purchase consideration aggregating $10,794 and $19,669 has been paid in the three and nine months ended September 25, 2005 based on subsequent earnings or completion of financial audits of previously acquired entities. Of these third quarter payments, $8,200 had been accrued and recorded as goodwill in 2004 based on an estimate of the probable cash consideration due to the owners of Northwestern. Upon payment, the remaining purchase consideration of $2,094 due to the owners of Northwestern was recorded as additional goodwill. Additional purchase consideration aggregating $7,000 was recorded as goodwill in the nine months ended September 25, 2005 based on an estimate of probable cash consideration due to the owners of a meetings and incentive company acquired in 2004. The Company generally settles all additional purchase consideration within two years of the related acquisition.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 25, 2005 is as follows:

September 25, 2005
Balance as of beginning of period	$355,902
Goodwill acquired during period	24,079
Additional purchase consideration paid or accrued during period	18,469
Foreign currency adjustments	958

Balance as of end of period	$399,408

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Intangible Assets

Intangible assets as of September 25, 2005 and December 26, 2004 consist of:

	September 25, 2005			December 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer related intangibles	$35,981	$14,449	$21,532	$31,661	$10,896	$20,765
Acquisition-related developed technology	1,874	1,385	489	1,874	996	878
Non-compete agreement	182	22	160	182	9	173
Finite-lived trademarks and trade names	500	117	383	500	83	417

Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300

Total intangible assets, excluding goodwill	$46,837	$15,973	$30,864	$42,517	$11,984	$30,533

NOTE 7—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	Revenues*				Long-Lived Assets
	For the Three Months Ended		For the Nine Months Ended		As of
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005	December 26, 2004
United States	$102,611	$105,156	$314,181	$301,130	$11,139	$7,029
Foreign	16,942	8,551	53,090	27,211	198	201

Consolidated	$119,553	$113,707	$367,271	$328,341	$11,337	$7,230

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual countries are not considered material for separate disclosure in the table above.

NOTE 8—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for approximately 19% and 18% of the Company’s total revenues for the three and nine months ended September 25, 2005, respectively, and 19% and 20% of the Company’s total revenues for the three and nine months ended September 25, 2004, respectively. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 9—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Three Months Ended		For the Nine Months Ended
	(In Thousands, Except Per Share Amounts)
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
		(As Restated, See Note 3)		(As Restated, See Note 3)
Basic earnings per share
Net income	$3,704	$4,370	$14,292	$16,801
Weighted average shares outstanding	15,517	15,239	15,506	14,879

Basic earnings per share	$0.24	$0.29	$0.92	$1.13

Diluted earnings per share
Net income	$3,704	$4,370	$14,292	$16,801
After tax interest expense on convertible debt.	544	544	1,632	1,632

Net income for diluted earnings per share	$4,248	$4,914	$15,924	$18,433

Weighted average shares outstanding	15,517	15,239	15,506	14,879
Effect of dilutive securities:
Employee stock option plan	348	708	342	696
Convertible subordinated debentures	4,349	4,349	4,349	4,349

Shares for diluted earnings per share	20,214	20,296	20,197	19,924

Diluted earnings per share	$0.21	$0.24	$0.79	$0.93

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and nine months ended September 25, 2005, options for approximately 217,000 and 225,000 shares were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 26, 2004, options for approximately 55,000 and 30,000 shares were excluded from the calculation of diluted earnings per share.

NOTE 10—STOCKHOLDER RIGHTS PLAN

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

The rights are only exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, obtained the right to acquire or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Navigant common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of Navigant common stock.

These rights will expire at the close of business on the one-year anniversary of the Rights Agreement, unless earlier redeemed by the Company.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 11—CONVERTIBLE SUBORDINATED DEBENTURES – INDENTURE AGREEMENT AMENDMENTS

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

NOTE 12—CREDIT FACILITY

As a result of Navigant’s delinquency in delivering its 2004 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 27, 2005 and June 26, 2005 to its lenders, the Company was not in compliance with certain covenants in the Credit Facility during 2005. In addition, during the fiscal quarter ended June 26, 2005 the Company did not comply with the Consolidated Total Leverage Ratio or Consolidated Fixed Charges Coverage Ratio covenants as defined in the Credit Facility. In August 2005, Navigant’s lenders waived their requirement to comply with these covenants as of the dates of the non-compliance and the lenders modified future covenant levels based on the Company’s recent financial projections, which were further amended on November 3, 2005. See Note 13 below. On August 29, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to extend the date that the Company will provide its 2004 Annual Report and the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and the related compliance certificates, to the lending banks until September 30, 2005.

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

NOTE 13—SUBSEQUENT EVENT – CREDIT FACILITY

During the fiscal quarter ended September 25, 2005, the Company did not comply with the Consolidated Total Leverage Ratio or Senior Debt Leverage Ratio as defined in the amended Credit Facility. In November 2005, Navigant’s lenders waived their requirement to comply with these covenants as of the date of the non-compliance, and the lenders modified future covenant levels based on the Company’s recent financial projections.

On September 30, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to further extend the date that the Company will provide its 2004 Annual Report and the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and the related compliance certificates, to the lending banks to October 28, 2005. On November 3, 2005, the lending banks again extended the date by which the Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 and related compliance certificates must be delivered to such lenders to November 9, 2005, and waived any default that might have existed due to any failure to file and provide such reports and certificates prior to that date.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

On November 3, 2005, the lending banks under Navigant’s existing Credit Agreement agreed to amend certain financial ratios as defined in the Credit Agreement, as amended. As a result of the November 2005 amendments, the Company must maintain ratios of less than the following:

For the Quarter Ending	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Senior Leverage Ratio
September 25, 2005	4.30:1.0	2.90:1.0
December 25, 2005	4.30:1.0	2.90:1.0
March 26, 2006	4.00:1.0	2.65:1.0
June 25, 2006	3.80:1.0	2.60:1.0
September 24, 2006	3.70:1.0	2.25:1.0
December 31, 2006 and Thereafter	3.25:1.0	2.25:1.0

As a result of the November 2005 amendments, the Company must maintain ratios of greater than the following:

For the Quarter Ending	Minimum Consolidated Fixed Charges Coverage Ratio
September 25, 2005	1.70:1.0
December 25, 2005	1.70:1.0
March 26, 2006	1.70:1.0
June 25, 2006	1.70:1.0
September 24, 2006	1.75:1.0
December 31, 2006	1.80:1.0
April 1, 2007 and Thereafter	2.00:1.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the three and nine months ended September 25, 2005, we saw improved transaction levels, up 16.2% over the three months ended September 26, 2004, and 18.1% over the nine months ended September 26, 2004. This increase in transactions is the result of recent acquisitions and new business wins. Beginning in the third quarter of 2004, we experienced decreases in revenue per transaction from prior quarters in 2004, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions due to customer agreements with carriers and quicker than anticipated adoption of online solutions at many smaller clients. Although revenue per transaction stabilized during the nine months ended September 25, 2005, it has decreased when compared to revenue per transaction achieved during the nine months ended September 26, 2004. Based on the stabilization of revenue per transaction during the nine months ended September 25, 2005, we believe that approximately 50% of the decline experienced in the third and fourth quarters of 2004 was temporary in nature. We expect, however, that clients will continue to (1) renegotiate their contracts with us, (2) enter into agreements directly with air carriers that will reduce our override commissions and (3) adopt online solutions from us, all of which could negatively impact our revenue per transaction. We have been planning and implementing cost saving measures and have renegotiated some of our agreements with customers and vendors in response to these events.

Restatement

On March 25, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the fiscal years 2000, 2001, 2002 and 2003 and each of the four quarters of fiscal 2003 and the first three quarters of fiscal 2004 should be restated in order to revise our accounting for acquisitions to allocate a portion of the purchase price for certain business acquisitions from goodwill to customer related and other identifiable intangibles and to revise our accounting for real estate leases and leasehold improvements. These matters are described in more detail in Note 3 to our Consolidated Financial Statements included in this Quarterly Report. The restated consolidated statements of income and cash flows for the three and nine months ended September 26, 2004 and the statement of cash flows for the nine months then ended are included in this Quarterly Report. The effects of the restatements were reductions of net income of $396 thousand and $1,188 thousand for the three and nine months ended September 26, 2004; there was no effect on cash provided by operating activities. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations section gives effect to this restatement.

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

	Three Months Ended September 25, 2005		Three Months Ended September 26, 2004
Revenue Components	(In thousands)	As a Percentage of Revenues	(In thousands)	As a Percentage of Revenues
Revenue from Clients	$80,237	67.1%	$79,595	70.0%
Revenue from Vendors	39,316	32.9%	34,112	30.0%

Total	$119,553	100.0%	$113,707	100.0%

	Nine Months Ended September 25, 2005		Nine Months Ended September 26, 2004
Revenue Components	(In thousands)	As a Percentage of Revenues	(In thousands)	As a Percentage of Revenues
Revenue from Clients	$249,886	68.0%	$221,868	67.6%
Revenue from Vendors	117,385	32.0%	106,473	32.4%

Total	$367,271	100.0%	$328,341	100.0%

We have also entered into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Expenses

Our direct operating expenses include principally labor expense (which comprised 60% and 58% of total direct operating expenses for the three and nine months ended September 25, 2005 and 54% and 56% of total direct operating expenses for the three and nine months ended September 26, 2004), communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expenses increased in 2005 over 2004 as a result of staffing costs we incurred for the start up of some large, long-term new customer accounts obtained in 2005.

Our general and administrative expenses include principally labor expense (which comprised 58% of total general and administrative expenses for both the three and nine months ended September 25, 2005 and 57% and 58% of total general and administrative expenses for the three and nine months ended September 26, 2004), occupancy and other costs.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2004. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and nine months ended September 25, 2005 are the same as those described in our Annual Report on Form 10-K for the year ended December 26, 2004.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended September 25, 2005 and September 26, 2004:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	57.8	59.0	57.9	57.2
General and administrative expenses	30.1	28.7	29.2	29.0
Depreciation and amortization expense	3.4	3.1	3.4	2.8

Operating income	8.7	9.2	9.5	11.0
Interest expense, net	3.6	3.0	3.1	2.8
Other, net	0.1	0.0	0.1	0.0

Income before provision for income taxes	5.0	6.2	6.3	8.2
Provision for income taxes	1.9	2.4	2.4	3.1

Net income	3.1%	3.8%	3.9%	5.1%

Revenues

Consolidated revenues increased 5.1%, from $113.7 million for the three months ended September 26, 2004 to $119.6 million for the three months ended September 25, 2005. This increase was due to acquisitions made in the first quarter of 2005, which resulted in approximately $8.1 million in additional revenues for the three months ended September 25, 2005, new customer wins and an increase in transaction levels generated from existing customers. These increases were offset by travel, lodging and event cancellations related to hurricanes in the south central region of the United States during the three months ended September 25, 2005 of approximately $0.6 million and by a decline in revenue per transaction, primarily as a result of customer contract renegotiations and increased adoption of online solutions, which usually generate less revenue per transaction than a full service customer transaction.

Consolidated revenues increased 11.9%, from $328.3 million for the nine months ended September 26, 2004 to $367.3 million for the nine months ended September 25, 2005. This increase was due to an increase in overall transaction levels of approximately 18.1% for the nine months ended September 25, 2005 compared to the nine months ended September 26, 2004 as a result of recent acquisitions, new customer wins and an increase in transaction levels generated by existing customers. Acquisitions made in mid 2004 and the first quarter of 2005 resulted in approximately $38.6 million in additional revenues for the nine months ended September 25, 2005. The impact of the increase in transaction volumes was offset by travel, lodging and event cancellations related to hurricanes during the three months ended September 25, 2005 of approximately $0.6 million and by a decline in revenue per transaction, primarily as a result of customer contract renegotiations and increased adoption of online solutions.

Operating Expenses

Operating expenses increased 2.9%, from $67.1 million, or 59.0% of revenues, for the three months ended September 26, 2004 to $69.1 million, or 57.8% of revenues, for the three months ended September 25, 2005. This increase was due to $4.4 million of additional operating expenses from the 2005 acquisitions, as well as additional operating expenses incurred for the implementation of several new customer accounts. Offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

Operating expenses increased 13.2%, from $188.0 million, or 57.2% of revenues, for the nine months ended September 26, 2004 to $212.7 million, or 57.9% of revenues, for the nine months ended September 25, 2005. This increase was due to $27.8 million of additional operating expenses from the mid 2004 and 2005 acquisitions, as well as additional operating expenses incurred for the implementation of several new customer accounts. Offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

General and Administrative Expenses

General and administrative expenses increased 10.1%, from $32.6 million, or 28.7% of revenues, for the three months ended September 26, 2004 to $35.9 million, or 30.1% of revenues, for the three months ended September 25, 2005. This increase was due to $2.9 million of additional general and administrative expenses from the 2005 acquisitions, new business implementation costs, scheduled employee related increases in costs, including salary raises and healthcare cost increases, and costs related to our restatements of previously issued financial statements. Slightly offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

General and administrative expenses increased 12.8%, from $95.2 million, or 29.0% of revenues, for the nine months ended September 26, 2004 to $107.4 million, or 29.2% of revenues, for the nine months ended September 25, 2005. This increase was due to $12.8 million of additional general and administrative expenses from the mid 2004 and 2005 acquisitions, new business implementation costs, scheduled employee related increases in costs, including salary raises and healthcare cost increases, and costs related to our restatements of previously issued financial statements. Slightly offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels, as well as our continued efforts to integrate the general and administrative expenses of the previously acquired companies.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 16.5% from $3.5 million, or 3.1% of revenues, for the three months ended September 26, 2004 to $4.1 million, or 3.4% of revenues, for the three months ended September 25, 2005. This increase reflects $298 thousand for amortization of intangible assets identified in conjunction with the acquisition of SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited, or collectively SYNERGI, in the first quarter of 2005. The balance of the increase is related to fixed assets acquired in connection with the 2005 acquisitions.

Depreciation and amortization expense increased 34.9% from $9.1 million, or 2.8% of revenues, for the nine months ended September 26, 2004 to $12.3 million, or 3.4% of revenues, for the nine months ended September 25, 2005. This increase reflects $1.6 million for amortization of intangible assets identified in conjunction with the acquisition of Northwestern Travel Management in June 2004 and SYNERGI in the first quarter of 2005 and $670 thousand for the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004. The balance of the increase is related to fixed assets acquired in connection with the 2005 acquisitions.

Interest Expense, Net

Interest expense, net, increased from $3.4 million for the three months ended September 26, 2004 to $4.3 million for the three months ended September 25, 2005. This increase is attributable to an increase in the weighted average debt balance as a result of debt incurred for acquisitions, which increased the weighted average debt balance from $201.9 million for the three months ended September 26, 2004 to $229.7 million for the three months ended September 25, 2005 resulting in approximately $500 thousand of additional interest expense. In addition, an increase in the average interest rates from 6.7% for the three months ended September 26, 2004 to 7.7% for the three months ended September 25, 2005 resulted in approximately $500 thousand of additional interest expense.

Interest expense, net, increased from $9.1 million for the nine months ended September 26, 2004 to $11.5 million for the nine months ended September 25, 2005. This increase is attributable to an increase in the weighted average debt balance as a result of debt incurred for acquisitions, which increased the weighted average debt balance from $192.4 million for the nine months ended September 26, 2004 to $219.0 million for the nine months ended September 25, 2005 resulting in approximately $1.4 million of additional interest expense. In addition, an increase in the average interest rates from 6.3% for the nine months ended September 26, 2004 to 7.1% for the nine months ended September 25, 2005 resulted in approximately $1.2 million of additional interest expense.

Liquidity and Capital Resources

We anticipate that our cash flow from operations and borrowings under the Credit Facility (as discussed below) will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for property and equipment for the next twelve months based on current financial projections. We also anticipate that our cash flows from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our long-term obligations, including the repayment of the Term Loan due by March 31, 2006. Our Credit Facility does not mature until October 31, 2007. Based on our financial projections as of the date of this report, we anticipate that our working capital needs will be minimal for the remainder of fiscal year 2005. This amount is subject to change based upon actual revenues and developments during the remainder of the year. We have invested approximately $7.9 million in capital expenditures through the end of the third quarter of 2005 and plan to invest approximately $2.0 million in capital expenditures throughout the remainder of 2005 to fund general computer equipment, office furniture and leasehold improvement needs, as well as subsequent phases of software development for Passportal and NetProfile. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flows from operations and supplemented as necessary by borrowings under the Credit Facility. As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. Under the Term Loan, we are obligated to pay the full term loan balance of $10 million by March 31, 2006. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million. We intend to service these working capital needs, capital expenditures, and debt service obligations using cash provided by operations and borrowings under the Credit Facility.

At September 25, 2005, we had cash and cash equivalents of $2.3 million, working capital of $35.6 million, borrowings of $132.9 million under the Credit Agreement from Bank of America, N.A. as Administrative Agent, or the Credit Facility, $10.0 million under a term loan agreement explained below, $72 million of convertible subordinated debentures, contingencies payable in the amount of $7.0 million due to the former shareholders of Incentive Connections, Inc., and $5.8 million of other indebtedness, including capital lease obligations, and available capacity under the Credit Facility of $16.5 million. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at September 25, 2005 was $477.3 million.

During the nine months ended September 25, 2005, net cash provided by operating activities was $4.4 million. Net cash used in investing activities was $41.9 million, including $7.9 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, $2.5 million for an investment in our joint venture with TQ3 Management Holding GmbH and $31.5 million for cash paid for the acquisitions of the 2005 acquired companies, net of cash received, and earn-out consideration for the 2004 acquired companies. Net cash provided by financing activities was $37.0 million, including net proceeds from our Credit Facility of $36.9 million, proceeds from our new term loan of $10.0 million and proceeds from the exercise of stock options of $192 thousand, offset by repayments of the term portion of the Credit Facility of $7.5 million and payments of long-term debt and capital leases of $2.6 million.

During the nine months ended September 26, 2004, net cash provided by operating activities was $25.1 million. Net cash used in investing activities was $4.6 million, including $6.8 million for additions to property and equipment, net of disposals, such as computer equipment and office furniture, offset by net cash received from acquisitions of $2.2 million. Net cash used in financing activities was $22.1 million, including net payments on our Credit Facility of $15.3 million, repayments of the term portion of the Credit Facility of $7.5 million and payments of long term debt of $514 thousand, offset by proceeds from the exercise of stock options of $1.2 million.

The significant difference between cash flows provided by operating activities for the nine months ended September 25, 2005 of $4.4 million, and cash flows provided by operating activities for the nine months ended September 26, 2004 of $25.1 million is primarily due to the timing of receipts and payments of customer deposits for programs, which resulted in a decrease in cash flows provided by operating activities of $9.3 million for the nine months ended September 25, 2005. The balance of the difference between the 2004 and 2005 cash flows is attributable to various changes in the components of working capital.

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent, for the purpose of replacing our previous credit facility. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The term loan had an outstanding balance of $32.5 million as of September 25, 2005. We funded this Credit Facility on November 7, 2003. On August 29, 2005, we executed and funded an additional $10 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. The Credit Facility and Term Loan are guaranteed by all our existing and future direct and indirect domestic subsidiaries. The Term Loan is senior in the right of repayment to the balance under the Credit Facility. As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, during the fiscal quarter ended June 26, 2005 we did not comply with the consolidated total leverage ratio or consolidated fixed charges coverage ratio covenants in the Credit Facility. Also, for the fiscal quarter ended September 25, 2005, the Company did not comply with the Consolidated Total Leverage Ratio or Senior Debt Leverage Ratio as defined in the amended Credit Facility. During 2005, our lenders amended these covenants. Please see Note 12 and Note 13 in the Notes to Consolidated Financial Statements.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. Under this credit arrangement, we are obligated to make semi-annual interest payments based on the stated interest rate of 4.875% and the principal amount outstanding. We intend to service these obligations using cash provided by operations and borrowings under the revolving credit line. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the future. Please see Note 11 in the Notes to Consolidated Financial Statements.

Accounts Receivable

Our accounts receivable balance has increased 17.2% from $89,735 as of December 26, 2004 to $105,211 as of September 25, 2005. A significant portion of this increase results from the increase in transaction volume during the nine months ended September 25, 2005. The acquisition of SYNERGI in the first quarter of 2005 also contributed to a $7.7 million increase in our accounts receivable balance as of September 25, 2005.

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

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 25, 2005. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that, as of September 25, 2005, we did not maintain effective disclosure controls and procedures due to the following material weaknesses in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 25, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses Existing as of September 25, 2005

Subsequent to September 25, 2005, we have initiated, or plan to undertake, the following measures to strengthen our internal control processes:

Segregation of duties

•	We are analyzing the present responsibilities of the chief accounting officer and expect to segregate the operational and accounting functions of that position to the greatest extent feasible and to re-align those functions so that the chief accounting officer does not have operational responsibility.

•	We developed and implemented an independent internal audit function in conjunction with our compliance function. This internal audit function is managed by our director of compliance, who reports directly to the audit committee. The director of finance no longer has responsibility over the internal audit function.

•	We plan to evaluate the dual role of the chief financial officer and chief operating officer once the remediation steps described above are fully implemented to determine whether the combined set of responsibilities contributes to an internal control deficiency.

Ineffective controls over accounting for acquisitions

•	We plan to formalize the procedures for selecting and reviewing the work of external valuation specialists. We expect that those procedures will include policies as to when multiple external valuation specialists will be used. We believe that during the three months ended September 25, 2005, we acquired significant experience in evaluating and reviewing the work of external valuation specialists.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 6.	EXHIBITS.

(a)	Exhibits

10.38*	Supplemental Indenture between Navigant International, Inc. and Wells Fargo Bank, National Association dated July 22, 2005.

10.39**	Term Loan Credit Agreement dated as of August 29, 2005.

10.40**	Amendment, Waiver and Consent to the Credit Agreement dated as of August 29, 2005.

10.41**	Second Amendment to the Credit Agreement dated as of August 29, 2005.

10.42***	Rights Agreement dated July 18, 2005, between Navigant International, Inc. and American Stock Transfer and Trust Company, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C.

10.43	Third Amendment and Waiver to the Credit Agreement dated November 3, 2005.

10.44	Amendment and Waiver to the Term Loan Credit Agreement dated November 3, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 22, 2005 (File No. 0-24387).

**	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed September 2, 2005 (File No. 0-24387).

***	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 18, 2005 (File No. 0-24387).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005.

NAVIGANT INTERNATIONAL, INC.
a Delaware corporation

By:	/S/ ROBERT C. GRIFFITH
Name:	Robert C. Griffith
Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)