Form 10-K
period 2005-12-25
NAVIGANT INTERNATIONAL INC
filed 2006-03-08
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

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

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 24, 2005 was approximately $194,625,000, based on the closing price as reported on the Nasdaq National Market on such date of $13.89 per share.

As of March 3, 2006, the registrant had 16,746,000 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange commission within 120 days after the end of the fiscal year to which this Report relates.

NAVIGANT INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should carefully consider the risks described in Item 1A. Risk Factors and other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, or the SEC. If any of these risks should actually occur, our actual results could differ materially from our forward-looking statements.

PART I

ITEM 1. BUSINESS.

General

We are the second largest provider of corporate travel management services in the United States based on number of airline tickets sold in 2004. We provide travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. With operations throughout the United States, various U.S. territories and 20 foreign countries, we manage all aspects of our clients’ travel processes, focusing on reducing their travel expenses, which typically make up one of the largest controllable expenses in a corporate budget. Through our acquisition of TQ3 Travel Solutions, GmbH and our international subsidiaries we believe that we have expanded our global reach and added to our ability to serve the interest of our major customers in key worldwide markets. Through Scheduled Airlines Traffic Offices, Inc. or SatoTravel®, we provide airline travel reservation services to the U.S. government and its employees, as well as to large, private sector organizations. Our TQ3 Navigant Performance Group™ provides expertise in the areas of incentive programs, meetings and special events. We also provide specific group and leisure travel services, largely to our corporate clients and their individual travelers. In this report, the terms “Company,” “we,” “us” or “our” mean Navigant International, Inc. and all subsidiaries included in our consolidated financial statements.

In 2004, we acquired Northwestern Travel Service, L.P., or Northwestern, from Northwestern Travel Service, Inc., and the Noble Family Limited Partnership. Founded in 1969 and headquartered in Minneapolis, Northwestern provides corporate travel management services combining personalized customer service and Web-enabled technologies. Northwestern, with 23 offices and 37 client onsite locations, was at the time of the acquisition, the 12th largest travel management company in the United States. Also in 2004, we acquired two additional travel management companies, along with another meeting and incentive company.

In 2005, we acquired three travel management companies, including SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty. See Note 2 of the notes to consolidated financial statements in Item 8 of this Annual Report.

On December 29, 2004, we completed a Global Business Travel Venture Agreement with TQ3 Travel Solutions Management Holding GmbH. Under this agreement, we purchased a 50% interest in TQ3 Travel Solutions GmbH. TQ3 Travel Solutions GmbH operates an international network of licensees providing corporate travel management services. On January 3, 2006, we agreed with TQ3 Travel Solutions Management Holding GmbH to terminate this joint venture. As part of that termination, TQ3 Management Holding GmbH transferred its 50% stake in TQ3 Travel Solutions GmbH to us. The transfer provides us with 100% ownership of TQ3 Solutions GmbH and we intend to continue to operate the TQ3 Travel network. TQ3 Travel Solutions GmbH will retain the worldwide rights to the TQ3 brand name and trademark.

We operate in one industry segment—air travel and ancillary products and our customers are geographically diverse with no single customer base concentrated in a single industry.

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

We provide meetings and incentive services as TQ3 Navigant Performance Group, or NPG. NPG operates throughout the United States, Canada and the United Kingdom and provides innovation and expertise in the areas of incentive programs, meetings and special events. Services provided by NPG include, but are not limited to, strategic planning, promotion support, site selection, contract negotiations, program planning, registration, creative support and on-site management. We derive part of our meetings and incentive business through our existing corporate client base.

Through our multiple call centers, TQ3 Travel Solutions, and advanced technology, we provide our clients with premium service, flexibility and cost-saving opportunities.

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

Our wholly-owned subsidiary, AQUA® Software Products, Inc., has developed a fully-automated quality assurance program, AQUAPlatinumTM, which features both a quality auditing system and a computerized cost avoidance system. We have branded our version of this product AQUA. AQUA’s Trip Auditor™ module checks each travel record for accuracy and completeness and repetitively searches airline seat maps for each traveler’s preferred seat assignments, hotel rate comparisons and frequent-flier upgrade opportunities. AQUA’s FareBuster™ module is a computerized cost avoidance program that checks each record for a lower airline fare and continuously checks wait list flights and flight inventories for discount fares that become available prior to travel. AQUA also advises travel managers of travelers who are not taking advantage of the lowest fare. Currently, we have the AQUA system installed to process nearly 100% of our transactions. Three of the top five travel management companies in the United States license portions of the AQUA system.

We believe that the Internet has the potential to allow us to provide an even higher level of service to our corporate clients while reducing distribution costs, especially labor costs. We have built a user base for our proprietary online travel management solution, Passportal, and we continue to develop and enhance this tool. We have also developed a Web-based Online Profile Management tool, which we launched in May 2004 to provide customer creation and management of traveler profiles that are centrally managed, standardized, and easily accessible. We serve our corporate clients through our consolidated Web site, TQ3Navigant.com, and our suite of Internet products and services, Dynamic Travel Reports, E-Ticket Tracking, Compliance Dashboards and Automated Policy Management. Through Dynamic Travel Reports, the corporate client can view trip information sorted at every level of corporate organization, from individual traveler to department, division or entire company. Dynamic Travel Reports allow corporate travel managers and other executives the ability to view their company’s travel activities and real-time data 24 hours a day using a password-protected system. We have introduced additional Internet products, including E-Ticket Tracking, a product designed to help travelers salvage value from an unused, non-refundable ticket; Compliance Dashboards, a tool to organize and monitor valuable travel data in a single, customizable view; and Automated Policy Management, a policy management/adherence application that allows corporations to define their corporate travel policies and apply these definitions against invoiced transactions, generating e-mail notifications to the traveler, supervisor and/or other designates for non-compliant records communicating what the appropriate purchasing decision should have been and thus improving policy compliance and driving down corporate travel and entertainment expenses.

Although we rely heavily on technology, the total funds spent during the last three fiscal years on company-sponsored research and development has not been material. We primarily focus our technology development and implementations on replacing third-party applications that are generally available within our industry. As a result, we have spent less than $200 thousand in each of the last three years on research and development. Our existing programmers and other IT staff perform research and development as an adjunct to their day-to-day duties. We do not consider, and do not track, their research and development time as an incremental expense. Thus, we consider our research and development expense to be not material to our results of operations, taken as a whole.

Distribution of Services

We provide corporate travel management services to our clients through several channels, including on-site offices, regional travel management offices, call centers and on-site satellite ticket printers, or STPs. We believe this regional focus allows us to provide personal service and specialized local market knowledge.

As of March 3, 2006, we had approximately 600 on-site offices on client premises, where we provide customized trip planning and reservation and ticketing services to the employees of corporate and governmental clients. On-site operations are typically used by clients with airline expenditures in excess of $1.0 million per year. Through an on-site office, we are able to work one-on-one with the client’s travel manager to meet the client’s travel needs, including the need for customized travel information and negotiations with travel suppliers frequently used by the customer.

As of March 3, 2006, we had 120 regional and branch offices. These offices are typically used by corporate customers with less than $1.0 million in travel expenditures per year. The regional offices provide local companies with comprehensive travel management services, including trip planning, reservation and ticketing services, accounting, corporate travel reporting, negotiations with frequently used travel suppliers and consulting.

The regional nature of these offices allows them to leverage their local market expertise and to provide responsive and personalized service. In addition, regional offices provide backup to nearby on-site locations.

As of March 3, 2006, we operated five call centers, which serve our large-scale corporate clients and several military and governmental customers. Call centers are typically used by corporate, military and government clients with more than $40.0 million in travel expenditures per year. The call centers provide clients with high levels of service, flexibility and cost-saving opportunities.

As of March 3, 2006, we also operated approximately 160 STPs at client locations across the country. We use these printers to distribute tickets instantly to clients whose field locations have enough volume to justify the STP. Locations with lower volume can receive tickets via overnight delivery services. We believe that the growth of electronic ticketing will eventually eliminate the need for STPs and overnight delivery, thus lowering distribution costs.

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

Significant Customers

We provide services to numerous agencies and entities of the federal government under various individual contracts, which in the aggregate account for approximately 17% of our total revenues in 2005, 19% in 2004 and 24% in 2003. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

Seasonality

The business travel industry is seasonal and our results have fluctuated because of these seasonal variations. Revenues and net income for us are generally higher in the second and third calendar quarters. We expect this seasonality to continue in the future. As we continue to complete acquisitions, we may become subject to additional seasonal influences.

Competition

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors may have greater brand-name recognition and financial resources than we do. The largest corporate travel management company is significantly larger than us and our other competitors, and we compete with several companies that are similar in size to us. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Some of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers that give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered by us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas that may make it difficult for us to attract clients in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

We also compete with online travel providers as well as travel suppliers, including airlines, hotels and rental car companies. Innovations in technology, such as the Internet and computer online services, have increased the ability of travel suppliers to distribute their travel products and some services directly to the consumer. Although corporate travel management companies and travel agencies remain the primary channel for travel distribution, businesses and consumers can use the Internet to access information about travel products and services and to purchase such products and services directly from the suppliers, thus bypassing corporate travel management companies and travel agents.

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

International Operations

We continue to place emphasis on international markets as we look to further expand the presence of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the goods and services that these brands and businesses offer. We believe our interest in TQ3 Travel Solutions, 50% originally acquired in December 2004 with the remaining 50% acquired in January 2006, has expanded our global reach and solidified our ability to serve major clients in key markets worldwide. We also acquired SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited in February of 2005. For more information concerning our international operations refer to Note 12 of the notes to consolidated financial statements in Item 8 of this Annual Report.

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

Management Information Systems

We use networked management information systems for financial management, reporting and communication. These systems provide management with current financial information from all of our offices, and allow management to share that information easily and quickly with others. The systems also allow management to communicate efficiently with Associates and each other throughout the business day. We employ technicians to administer, install and maintain our computer hardware and software, as well as computer programmers to create software solutions for us and our customers. We began implementing a single, companywide information technology platform to service our accounting and reporting requirements in 1999, and with the exception of SatoTravel and NPG, 100% of our North American transactions are currently being transacted on the same platform. We plan to convert SatoTravel to our standard system by the end of 2006.

Employees

As of March 3, 2006, we had approximately 5,130 full-time Associates, none of whom are subject to collective bargaining agreements. We believe that we enjoy good relations with our Associates.

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

ITEM 1A. RISK FACTORS.

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, repay the Term Loan, service other existing debt, use our operating cash flow in other areas of our business, or otherwise adversely affect our operations.

We continue to be significantly leveraged. As of December 25, 2005, we had $218.7 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 47.0%. We may also need to incur additional debt in the future to complete acquisitions, make earn-out payments, make capital expenditures or for working capital, even though our Credit Agreement from the Bank of America, N.A., as Administrative Agent, or the Credit Facility, and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have other important consequences, which include the following:

•	Our ability to obtain additional financing to fund the repayment of the $10 million term loan agreement funded on August 29, 2005, or the Term Loan, debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business will be limited because we must dedicate a substantial portion of these funds to pay interest and principal on our debt;

•	Our Credit Facility bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	We may not be able to compete with others who are not as highly leveraged; and

•	Our significant leverage may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

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

In addition, our Credit Facility limits our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of the participating banks. The November 3, 2005 Credit Facility Amendment restricted our ability to complete acquisitions by requiring the consent of participating banks for all acquisitions, including those using total consideration of less than $10 million, until we meet the original financial ratios contained in the Credit Facility. These limitations may reduce our ability to continue our acquisition program.

Under our Credit Facility and Term Loan, as amended, we must maintain ratios of less than the following:

For the Quarter Ending	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Senior Leverage Ratio
December 25, 2005	4.30:1.0	2.90:1.0
March 26, 2006	4.00:1.0	2.65:1.0
June 25, 2006	3.80:1.0	2.60:1.0
September 24, 2006	3.70:1.0	2.25:1.0
December 31, 2006 and thereafter	3.25:1.0	2.25:1.0

As amended, we must maintain ratios of greater than the following:

For the Quarter Ending	Minimum Consolidated Fixed Charges Coverage Ratio
December 25, 2005	1.70:1.0
March 26, 2006	1.70:1.0
June 25, 2006	1.70:1.0
September 24, 2006	1.75:1.0
December 31, 2006	1.80:1.0
April 1, 2007 and thereafter	2.00:1.0

The Credit Facility and Term Loan contain cross-default provisions related to other indebtedness over $1,000,000, which is triggered by our failure to pay any such indebtedness or the breach of any other term or condition beyond any grace period of any such indebtedness. The effect of the cross-default provision is to permit the holders of the Credit Facility and Term Loan to declare those agreements in default and accelerate the maturity or payment of that indebtedness. Triggering the cross-default provision will give rise to remedies under our Credit Facility and Term Loan that lenders can exercise prior to any remedies under the other indebtedness. Our Credit Facility and Term Loan also require us to timely deliver our financial statements to the lenders.

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

Our Credit Facility matures on October 31, 2007 and we may not be able to refinance it on commercially reasonable terms, if at all.

Before our Credit Facility matures on October 31, 2007, we intend to refinance the Credit Facility. With rising interest rates and our significant leverage, we may not be able to refinance, in whole or in part, our outstanding balance under our Credit Facility on commercially reasonable terms, if at all. If our debt service increases under a refinanced credit facility, the increased interest costs could impact our net income.

If we are unable to refinance our Credit Facility, in whole or in part, we do not believe cash flow from operations will be sufficient to repay a significant portion of the outstanding balance under our Credit Facility. Consequently, we may need to seek alternative financing to repay amounts that are not refinanced. Such alternative financing could include the issuance of additional equity, which would dilute existing shareholders and could significantly decrease our earnings per share. We may not be able to complete an equity financing on commercially reasonable terms, if at all.

If we are unable to refinance our Credit Facility or complete an equity financing to repay our Credit Facility, we may need to sell assets to repay the Credit Facility.

If we cannot pay amounts due under our Credit Facility, we may be in default, and our lenders may be able to exercise all their rights and remedies against us and our assets.

Declines or disruptions in the travel industry, such as those caused by terrorism, war or general economic downturns, could reduce our revenues and seriously harm our business.

Our revenue increases or decreases with the level of travel activity, particularly with the volume of business travel. Our revenue is especially sensitive to declines or disruptions in the travel industry, in particular those caused by economic conditions and those events that affect, or are perceived to degrade, traveler safety. The financial, political, economic and other uncertainties following the terrorist attacks upon the United States in September 2001 resulted in a significant decline in travel, and many of our customers became much more cautious regarding their travel plans. Future acts of war, terrorism, military or civil responses to terrorism or the fear of such events occurring, as well as general health and safety concerns, could cause travel volume to decrease dramatically and to remain at lower than anticipated volumes for an extended period of time.

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

We derive part of our revenues from commissions paid by international airlines, incentive override commissions paid by the major airlines, incentive payments and other revenues from distribution system vendors and commissions from hotel and car vendors. International airlines are eliminating commissions, all airlines may reduce or terminate incentive override commissions, distribution system vendors may reduce or terminate incentive payments or other revenues, hotel and car vendors may reduce or terminate commissions and we may not be able to extend our current arrangements or enter into new arrangements that are as favorable as our current arrangements. If any of these events were to occur, our revenue could decrease and our financial condition could be seriously harmed. Additionally, if, during any period, we fail to meet our incentive level thresholds, our revenues could decrease.

Our customers either pay for our services under management agreements or service fee arrangements. Under our management agreements, our customers pay us fees for transactions, and a significant portion of the revenues received by us from vendors on account of such transactions are typically credited against the fees payable by the customer to us. A reduction in vendor revenues would increase the out-of-pocket expenses for our customers and may cause such customers to seek a reduction in our fees or to terminate, or to attempt to terminate, their management agreements with us. For those agreements where we retain a portion of the vendor revenues, a decrease in revenues from vendors would also decrease that portion of those revenues retained by us under management agreements.

For transactions performed for customers with whom we have service fee arrangements, we typically retain all vendor revenues paid on account of such transactions. If vendor revenues were to be reduced or eliminated, our revenues would decrease, and we may not be able to recover such reductions by increasing service fees to those customers.

In addition, some of our customers can negotiate and obtain net agreements directly from vendors, and when this occurs we typically cease to receive revenue from the vendors for the travel activity of these customers. Although we attempt to recapture this revenue through increased or additional fees to the customer, we are not always able to obtain increased or additional fees, and consequently, our revenue would decrease.

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

Future acquisitions are a component of our strategy and our anticipated growth. We face risks in continuing to acquire corporate travel management companies.

A substantial amount of the growth of our revenues has come from acquisitions. One of our strategies is to increase our revenues and the markets we serve through the acquisition of additional corporate travel companies. In the future, we may not make acquisitions at the pace we desire or on favorable terms, if at all. In addition, the consolidation of the travel management industry has reduced the number of companies available for purchase, which could lead to higher prices being paid for the acquisition of the remaining travel management companies. If we are unable to identify and successfully negotiate suitable acquisitions at the pace we desire or at all, we may not be able to generate sufficient internal growth to sustain our historical growth rate. The November 3, 2005 Credit Facility Amendment also restricted our ability to complete acquisitions by requiring the consent of the participating banks for all acquisitions until we meet certain financial ratios.

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

We currently intend to finance our future acquisitions by using cash, borrowed funds, shares of our common stock or a combination thereof. If our common stock does not maintain a sufficient market value, if our common stock price is highly volatile, or if, for other reasons, potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may then be required to use more of our cash resources or more borrowed funds in order to maintain our acquisition program. Our Credit Facility and Term Loan limit our ability to consummate acquisitions using total consideration in excess of $10 million without the consent of participating banks. The November 3, 2005 Credit Facility Amendment further restricted our ability to complete acquisitions by requiring the consent of participating banks for all acquisitions until we meet certain financial ratios. If we are unable to use common stock for acquisitions and we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or other financing. We may not be able to obtain additional capital, if and when needed, on terms we deem acceptable.

Governmental agencies, which in the aggregate are a material part of our customer base, are subject to budget processes, which could limit the demand for our travel services.

Governmental agencies, which in the aggregate represent approximately 17% of our total revenues as of the year ended December 25, 2005, are subject to budgetary processes and expenditure constraints. The funding of government programs is subject to legislative appropriation. Budgetary allocations are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. Although we have multi-year contracts with our governmental agency customers, governments generally appropriate funds on a fiscal year basis even though a contract may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. If our government agency customers do not receive legislative appropriation, such agencies may reduce their travel, which could reduce our revenue.

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

As of December 25, 2005, $398.5 million or 68.3% of our total assets and 158.6% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. We test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A write-down or impairment of goodwill would decrease our net income and our shareholders’ equity.

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

If technologies we depend on fail or our right to use global distribution systems is restricted, we may not be able to process transactions for our customers as efficiently, if at all, which would seriously harm the results of our operations.

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

Conversion of our outstanding 4.875% convertible subordinated debentures due 2023 into our common stock would dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures.

The conversion of some or all of our 4.875% convertible subordinated debentures due 2023 into our common stock, including conversions following certain changes of control of Navigant, would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our common stock.

Our industry is seasonal, causing fluctuating results of operations.

The domestic and international travel service industry is seasonal. Our past results have fluctuated because of seasonal variations in the travel services industry. Our net revenues and net income are generally higher in the second and third calendar quarters and lowest in the fourth calendar quarter. We expect this seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in relationships with travel suppliers, changes in the mix of services offered by us, the timing of the payment of incentive override commissions by travel suppliers, extreme weather conditions or other factors affecting travel.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We do not have unresolved written comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Securities and Exchange Act of 1934.

ITEM 2. PROPERTIES.

As of March 3, 2005, we operated 123 facilities, all of which are leased. We operated 92 facilities in the United States and 31 internationally. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business at capacity for the foreseeable future.

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

Pursuant to a Partnership Interests Purchase Agreement effective May 24, 2004, we acquired Northwestern Travel Service, L.P., or Northwestern. In this transaction, shares of our common stock were exchanged as partial consideration for the sale, and we provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that we would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, we received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding us available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of our SEC reports and financial statements with applicable laws, rules and requirements. The Notice asserts that the claimants are seeking damages equal to $10.5 million, plus interest and attorney’s fees. This amount is the dollar amount of the consideration set forth in the Purchase Agreement for our shares exchanged in the transaction. We believe that at the time of the Notice the sellers still owned some or all of these shares and that the value of any such owned shares most likely would reduce any damage amount. To our knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. Although we cannot predict the outcome of this matter, we deny liability to these parties and will vigorously defend any arbitration or other legal action based upon them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted on the Nasdaq National Market during fiscal year 2004 under the symbol “FLYR”. On July 13, 2005, our common stock was delisted from the Nasdaq National Market because of our delinquency in filing our 2004 Annual Report and our Quarterly Report for the first quarter of 2005. From July 13, 2005 through January 13, 2006, our common stock was traded over-the-counter on the “Pink Sheets” under the symbol “FLYR” or “FLYR.PK.” On January 16, 2006, our common stock was relisted on the Nasdaq National Market and is currently trading under the symbol “FLYR.” The following table sets forth, for the period indicated, the high and low closing sales prices per share of our common stock:

	High	Low
Fiscal Year Ended December 25, 2005:
First Quarter	$13.41	$10.66
Second Quarter	15.73	11.68
Third Quarter	15.34	11.45
Fourth Quarter	12.50	10.53
Fiscal Year Ended December 26, 2004:
First Quarter	$17.75	$13.67
Second Quarter	19.03	16.59
Third Quarter	17.80	15.00
Fourth Quarter	17.55	10.83

Holders

As of March 3, 2006, the number of holders of record of the Common Stock was 2,647.

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

Equity Compensation Plan Information

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2006. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the 2006 fiscal year.

Sales of Unregistered Securities

There were no unregistered securities issued during the fourth quarter of fiscal year 2005.

Purchase of Equity Securities by Navigant

None.

ITEM 6. SELECTED FINANCIAL DATA.

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

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands, except per share data)
Statement of Operations Data(1):
Revenues	$492,039	$451,365	$352,283	$371,283	$350,331
Operating expenses	286,769	265,666	189,900	202,216	205,953
General and administrative expenses	145,949	129,683	112,775	111,626	104,089
Depreciation and amortization expense	16,463	13,249	13,179	13,231	20,369
Restructuring charges(2)					3,550

Operating income	42,858	42,767	36,429	44,210	16,370
Interest expense(3)	15,748	12,341	28,372	17,141	16,248
Interest income	(192)	(95)	(50)	(39)	(299)
Other, net	346	39	35	35	237

Income before provision for income taxes	26,956	30,482	8,072	27,073	184
Provision for income taxes	10,295	11,569	3,063	10,223	945

Income (loss) before minority interest	16,661	18,913	5,009	16,850	(761)
Minority interest					135

Net income (loss)(4)	$16,661	$18,913	$5,009	$16,850	$(896)

Net income (loss) per share:
Basic	$1.07	$1.26	$0.35	$1.23	$(0.07)
Diluted (5)	$0.93	$1.06	$0.34	$1.19	$(0.07)
Weighted average number of common shares outstanding:
Basic	15,507	15,049	14,198	13,743	12,829
Diluted(5)	20,162	19,840	14,553	14,106	12,829

	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Balance Sheet Data(1):
Working capital	$27,512	$20,760	$41,945	$29,013	$22,055
Total assets	583,457	524,948	457,222	430,555	440,432
Total debt	218,674	179,605	180,690	170,726	210,158
Stockholders’ equity	251,230	233,602	195,597	177,074	154,748

Other Data(1):
EBITDA(6)	$59,321	$56,016	$49,608	$57,441	$36,739
Cash flow—operating activities	22,123	38,643	5,976	39,291	18,261
Cash flow—investing activities	(54,455)	(7,778)	(14,085)	(3,214)	(42,086)
Cash flow—financing activities	33,704	(30,049)	8,028	(38,864)	25,261
Increase (decrease) in cash	1,316	925	187	(2,543)	1,136
Capital expenditures	9,959	9,258	6,748	4,720	7,296
Dividends paid	0	0	0	0	0

(1)	The financial information above related to businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2)	We recorded a $3.6 million restructuring charge in December 2001 related to an asset impairment to write down long-lived assets of our Internet subsidiary, FireVine LLC, as a result of the consolidation of FireVine operations and infrastructure within Navigant and other restructuring costs, to eliminate several redundant assets and investments in infrastructure and partnerships and write down technology that was no longer necessary based on integration with Navigant’s infrastructure. All related charges were paid by the end of December 29, 2002.
(3)	Interest expense in 2003 reflects one-time, cash and non-cash charges of approximately $13.7 million pretax for our November 2003 debt refinancing.
(4)	As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142, we discontinued the amortization of goodwill effective December 30, 2001 and began testing goodwill for impairment on an annual basis. Had the provisions of FAS 142 applied prior to December 31, 2001, the resulting net income would have been $5,477 for the fiscal year ended December 30, 2001.
(5)	Our diluted earnings per share for the fiscal year ended December 25, 2005 and December 26, 2004 reflect the inclusion of the 4,349,405 contingent shares as required by the EITF Issue No. 04-8. There was no impact to our diluted earnings per share for the fiscal year ended December 28, 2003 as a result of the retroactive adoption required by EITF Issue No. 04-8.
(6)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. A reconciliation of the above EBITDA amounts to Navigant’s cash flow from operating activities is included below. We believe EBITDA provides investors with a liquidity measurement tool utilized by management and a helpful measure with which to evaluate our compliance with our Credit Facility. Management uses EBITDA as an indication of funds available for borrowings, acquisitions and other corporate purposes. Our Credit Facility contains covenants that are based on an EBITDA measure including covenants concerning total leverage, senior leverage, and fixed charges coverage. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles and investors should not consider this measure in isolation or as a substitute for net income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Net cash provided by operating activities	$22,123	$38,643	$5,976	$39,291	$18,261
Adjustments to reconcile net cash provided by operating activities to net income:
Depreciation and amortization expense	(16,463)	(13,249)	(13,179)	(13,231)	(20,369)
Deferred (tax provision) benefit	(4,452)	(3,827)	(5,848)	10,007	(1,872)
Change in effect of interest rate swaps	(977)
Minority interest					(428)
Write-off of deferred loan fees related to debt extinguishment			(1,979)
Non-recurring and restructuring charges					(3,188)
Changes in assets and liabilities:
Accounts receivable and other assets	189	(5,476)	11,730	(3,389)	(16,286)
Accounts payable and other liabilities	16,241	2,822	8,309	(15,828)	22,986

Net income (loss)	$16,661	$18,913	$5,009	$16,850	$(896)
Plus: Minority interest					135
Plus: Provision for income taxes	10,295	11,569	3,063	10,223	945
Plus: Interest expense, net	15,902	12,285	28,357	17,137	16,186
Plus: Depreciation and amortization expense	16,463	13,249	13,179	13,231	20,369

EBITDA	$59,321	$56,016	$49,608	$57,441	$36,739

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is intended to help the reader understand Navigant, our operations and our present business environment. MD&A is provided as a supplement to our consolidated financial statements and accompanying notes. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our business—a general description of our business and the travel services industry; our strengths and strategic initiatives.

•	Financial Strategies and Risk Management—information about dividend policy and financial risk management.

•	Application of Critical Accounting Policies—a discussion or accounting policies that require critical judgments and estimates.

•	Operations Review—a discussion of our consolidated results of operations for the three years presented in our consolidated financial statements, including explanations of our components of revenue. Our company operates in one business sector—air travel and ancillary products—and our customers are geographically diverse with no single customer base concentrated in a single industry. We present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources and Financial Position—an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements and contractual obligations, a discussion regarding our account receivables and impact of inflation.

Our Business

General

We are the second largest provider of corporate travel management services in the United States, based on the number of airline tickets sold. We provide travel management services to corporations, government agencies and the military and, to a more limited extent, other travel services to these customers. We have operations throughout the United States, Canada, Australia, New Zealand and in England, Germany, France, Belgium, The Netherlands, Spain, Italy, Greece, Scotland, Norway, Iceland, Turkey, Kuwait, Qatar, Japan, Singapore, Guam, Puerto Rico and Brazil. Through December 2005, we provided travel services to U.S. military personnel at the U.S. Naval Station at Guantanamo Bay, Cuba, through a STP located on the naval station. We removed this STP from the naval station in December 2005. We currently provide travel services for U.S. military personnel traveling to and from the naval station only up to, and only from, such personnel’s U.S. departure point or U.S. point of entry. We usually provide these travel services from our office in New London, Connecticut. As in the past, the U.S. military provides all travel services from the U.S. departure point to the naval station or from the naval station to the U.S. point of entry.

We believe that by providing high quality service, proprietary technology, a local presence and entering into management contracts, we are able to retain a significant portion of our clients from year to year. Through our acquisition of TQ3 Travel Solutions, GmbH and international subsidiaries we believe that we have expanded our global reach and further solidified our ability to effectively serve the interests of our major customers in key worldwide markets. Through Scheduled Airlines Traffic Offices, Inc., or SatoTravel®, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. Our TQ3 Navigant Performance Group provides innovation and expertise in the areas of incentive programs, meetings and special events. We also provide specific group and leisure travel services, largely to our corporate clients. On March 3, 2006, we had 120 regional and branch offices and approximately 600 client on-site locations.

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

Travel Services Industry

We believe the travel services industry can be divided into two sectors: the unmanaged leisure and small business sector and the corporate travel management sector, which includes governmental travel. We compete in the corporate travel management sector. According to the Travel Industry Association of America, Americans spent a total of $646 billion on domestic and international travel in 2005, of which we believe a significant portion was for business travel.

The corporate travel management industry grew dramatically as a result of the deregulation of the airline industry in 1978. The complex pricing strategies adopted by the airlines to maximize their yields and loads created an opportunity for travel management companies to assist mid-sized and large companies in managing their travel expenses. Although some carriers have recently announced “price simplification,” not all carriers have matched this strategy and the carriers that have simplified fares still have numerous pricing strategies on a global basis. Over the years, the corporate travel management industry has progressed from merely delivering low-cost airline tickets to providing complete travel support and services.

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

The industry has been undergoing numerous challenges since the September 11, 2001 terrorist attacks, including the decline in travel from the levels that existed prior to those attacks, the recession in the U.S. economy, continued geopolitical instability, world health concerns and rising energy prices. These challenges, in part, led to bankruptcy filings by major airlines, including United Airlines, US Air, Delta Airlines and Northwest Airlines. Many factors could cause other airlines to experience adverse economic pressure, which could lead to other carriers seeking bankruptcy protection as well.

Strengths of our Company

Our People—Our employees, whom we call “Associates,” are integral to our success. Our Associates work closely with our clients to assist them with their travel programs to increase savings, enhance management and control and improve efficiency. Our Associates provide clients with personal service and specialized market knowledge.

Our Technology—Our integrated solutions are customizable and can be combined and applied together to create comprehensive travel management packages for our clients. With our integrated technology, our clients manage and control their business travel programs using Web-based management and reporting tools.

Our Global Reach—Through our international subsidiaries and TQ3 Travel Solutions, we believe we have the ability to serve and attract multinational corporate clients. Our size and global reach provide the opportunity to negotiate favorable arrangements with travel suppliers, such as airlines, hotels and rental car companies. Our regional focus, conversely, fosters personalized customer service and specialized local market knowledge, which help improve customer service, solidify customer relationships and expand our customer base.

Strategic Initiatives

Our mission is to provide corporate travel management services delivered globally by our unified team of responsive professionals who are committed to exceeding the expectations of shareholders, clients and fellow Associates.

The principal elements of our business strategy are to:

•	Generate internal growth through:

•	Local marketing focused on increasing our middle market client base. We intend to expand our client base of middle market companies by capitalizing on the breadth of our services, size, geographic scope and financial resources while maintaining our local and regional relationships and service. We believe that our global presence will attract middle market corporate clients that have locations in more than one geographic region.

•	Increasing our military and government client base. In the 50 years that SatoTravel has served the travel needs of U.S. military and government clients, it has gained a strong understanding of the intricacies of military and government travel standards and protocol. SatoTravel has developed customized programs, technology and services to fit the unique needs of military and government travelers. We believe we can continue to use this expertise to compete effectively for additional similar business.

•	Expanding our client base to multinational corporate clients. Through our state-of-the-art technology call centers and TQ3 Travel Solutions, we believe we have the ability to service and compete for multinational corporate clients. Our state-of-the-art call centers provide clients with premium service, flexibility and cost-saving opportunities.

•	Continuing our cross-selling efforts. We will continue to market our incentive, meeting and special event travel services to corporate clients, sell corporate travel management services to current incentive and group clients and market leisure travel to our clients’ employees.

•	Use the Internet to attract new clients and increase efficiency. The Internet provides a multifaceted opportunity for us, which can be exploited both in our existing corporate business and in our growing leisure travel operations. In our corporate business, the Internet can be used to attract new clients and to serve existing clients more efficiently. By serving our clients electronically, whether over the Internet or through corporate intranets, we can reduce transaction costs. In addition, both the Internet and client intranets allow us to more effectively market leisure travel service to employees of our existing corporate clients and to reach substantial new markets for leisure travel through private label and co-branding initiatives. In June 2004, we launched Passportal, our online booking and travel management tool that offers traditional air, hotel and car booking options as well as travel management, policy enforcement and reporting.

•	Leverage our size to decrease costs and increase revenues. As the second largest corporate travel management company in the United States based on airline tickets sold, we believe we can negotiate favorable contracts with vendors and travel suppliers, including incentive override contracts. Travel service providers and vendors value travel volume, profitability of that volume and increased market share over what these vendors and providers could otherwise achieve. These contracts include agreements with selected global distribution system vendors, hotel commission clearinghouses, rental car companies, hotel property management companies and airlines. Some of these agreements provide payments to us of up-front incentives, as well as annual payments or cost savings that we believe are higher than smaller companies in our industry receive. In addition, we believe that we can benefit from greater purchasing power in such key expense areas as telecommunications, insurance, overnight delivery, employee benefits, office supplies and printing. We believe that we continue to achieve economies of scale through the integration of our back-office operations, technology development and information and management systems at our current operations, while freeing local management to focus on growth and customer service. In addition, we continue to consolidate regional locations and eliminate unnecessary facilities.

•	Continue to acquire established, profitable and well-managed corporate travel management companies. We continue to believe that the corporate travel management industry is highly fragmented with significant opportunities to consolidate through selective acquisitions of leading regional and local companies. We will seek to acquire companies that have demonstrated growth and profitability, have desirable geographical locations, are run by successful, experienced entrepreneurs whom we will endeavor to retain, predominantly serve the corporate market and emphasize customer service. We routinely review and conduct investigations of potential acquisitions of domestic and foreign travel management companies. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by us. At any given time, we may be in discussion with one or more corporate travel management company owners. We may also make other strategic investments in and acquisitions of other travel-related businesses. However as a result of the Credit Amendments in 2005, we are prohibited by our lenders from making acquisitions until we comply with the original covenants established by the Credit Facility agreement prior to the amendments. See Note 5 of the notes to the consolidated financial statements in Item 8 of this Annual

Report. At December 25, 2005, we were in compliance with our financial covenants, as amended, but not with the original covenants; therefore the limitation on acquisitions continues to exist at March 3, 2006.

Our ability to implement these strategies is subject to the risk factors described in this report on pages 7 through 14.

Financial Strategies and Risk Management

Dividend Policy

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

Financial Risk Management

We may enter into derivative financial instruments to mitigate or eliminate risks primarily related to the effects of interest rate changes associated with our debt structure, which includes significant variable interest rate debt. We had entered into forward interest rate swaps to convert floating-rate loans to fixed-rate loans. Specific amounts that we hedged were determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps were determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. However, with the current interest rate environment and the gain in the market value of the interest rate swaps, we decided in November 2005 to settle our interest rate swaps prior to the contractual settlement date. We received payments totaling $1.7 million from the counterparties to settle an aggregate notional amount of $100 million of interest rate swaps. This gain was recorded as a component of other comprehensive income, net of tax, and is being amortized to the contractual settlement dates of the interest rate swaps. The amortization of the gain serves to reduce interest expense in the future. There were no interest rate swaps outstanding as of December 25, 2005.

Application of Critical Accounting Policies

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

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounting for acquisitions; and

•	Ongoing valuation of goodwill and intangibles and related amortization.

Revenue recognition. Revenues consist of commissions and fees on travel services and incentive payments from travel service providers and other vendors. We record revenues from air reservations, hotel and car reservations and service fee arrangements when earned, which is at the time a reservation is booked and ticketed.

Management fees are recognized as revenue as services are provided. We provide a reserve for cancellations and reservation changes, and provisions for such amounts are reflected in revenues. The provisions that have been netted against revenues are not material in the periods reflected. Our estimate for cancellations and reservation changes could vary significantly from actual results if there are changes in economic and political conditions that impact corporate travel patterns. Cruise revenues are recorded when our service obligation is complete, which is at the time the customer is no longer entitled to a full refund of the cost of the cruise. We record incentive override commissions on an accrual basis in the month they are earned based upon our historical results, current trends and management’s estimate of the impact of these trends and results on future results. The level of override commissions that we earn is dependent on results as measured by travel vendors, using data that may not be available to us. Because of this, override accruals are susceptible to variance from our estimates. We monitor override accruals quarterly and make adjustments as necessary. Incentive payments from vendors for signing extended contracts are deferred and recognized as income over the life of the contract. Meetings and incentive revenues are recognized over the term that services are provided.

Accounting for acquisitions. Our acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. For acquisitions of $10 million or more, qualified outside business valuation specialists assist management with the identification and valuation of intangible assets acquired and liabilities assumed. For acquisitions less than $10 million, we utilize similar techniques and principles for internally identifying intangible assets and determining their fair values. Each valuation appraisal is unique. Most often we use an approach that projects net cash flows over the economic life of the identified intangible assets and then discounts that net cash flow using an appropriate market participant discount rate to arrive at an indication of fair value. Other valuation techniques may be utilized depending on the type of intangible asset identified. The determination of such fair values involves the use of significant estimates and assumptions, along with the application of various valuation techniques. The estimates include future cash flows related to specific assets. Such assets usually consist of proprietary software, trademarks and trade names, non-competition agreements and customer related intangibles. The estimates also include the assessment of future lives based on the expected future period of benefit of the asset. Estimates of cash flows are based on management’s projections. The selection of discount rates is based on a process that incorporates aspects of economic theory, capital budget techniques and the Capital Asset Pricing Model. The value assigned to goodwill is the residual of the purchase price of the fair value of all identifiable assets acquired, excluding assembled workforce (which cannot be accounted for separately from goodwill) less all liabilities assumed. Useful lives and methods of amortization for definite-lived intangibles are determined based on the expected amount and timing of future benefits from the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. If actual results differ from our expectations, it is possible that future impairment write-downs or changes in amortization periods and methods could take place.

Ongoing valuation of goodwill and intangibles and related amortization. Since 2002, goodwill has not been amortized. In lieu of amortization, we evaluate the recoverability of the carrying value of our goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. Evaluating the recoverability of goodwill is a two step-process.

The first step involves the estimated fair values of our reporting units to the reporting units’ carrying values. If the fair value is less than carrying value, the second step is required.

The second step of the goodwill impairment test used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill must be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, we would be required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We have significant unrecognized intangibles, principally customer related intangibles. If we ever are required to perform the second step of the goodwill impairment test, a large amount of the fair value of our reporting units would be allocated to customer related intangibles, thereby reducing the implied fair value of goodwill, and increasing the magnitude of any goodwill impairment. The allocation process is performed only for purposes of testing goodwill for impairment; we would not be able to recognize a previously unrecognized intangible asset as a result of that allocation process.

We perform our annual goodwill impairment test as of the end of our third fiscal quarter. We consider a variety of factors when estimating the fair value of our reporting units, including multiples of EBITDA, periodic evaluations done by investment bankers, the trading price of Navigant’s common stock (adjusted for appropriate control premiums), and offers to purchase travel management companies, if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to our reporting units are made. Based on management’s review at the end of the third quarter, and as updated at year-end, we believe goodwill is not impaired as of December 25, 2005. As of December 25, 2005, goodwill amounted to $398.5 million.

We have intangible assets related to customer contracts and other customer-related intangibles, technology, non-compete agreements and trade names. The majority of these intangible assets were acquired in acquisitions in 2001 and 2004. We amortize customer contracts and other customer-related intangibles over their period of expected benefit, which generally ranges from four to 20 years, technology assets over a life of three to five years and trade name assets over a life that ranges from ten years to indefinite life depending on the expected benefit. Our amortization method for customer-related intangibles assets results in greater amortization in the early years and lesser amortization in later years, consistent with the pattern of expected benefits. For example, the amortization of a customer-related intangible asset with a useful life of 20 years will aggregate to approximately 45% of the fair value five years subsequent to the business acquisition and 75% of the fair value 10 years subsequent to the business acquisition. A trade name with an indefinite life was recognized in a 2001 acquisition. We evaluate the recoverability of the carrying value of this trade name on an annual basis, and whenever events or changes in circumstances indicate the carrying value of this trade name may not be recoverable, by projecting net cash flows over the remaining economic life of the identified intangible assets and discounting the projected net cash flows to determine if the carrying value of the asset has been impaired.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

Operations Review

Revenue Components

Revenues consist of commissions and fees on travel services and incentive payments from travel service providers and other vendors. We enter into one of two arrangements—a management fee contract or a service fee agreement—with nearly all of our clients. Our management fee contracts are generally with on-site clients and clients with airline expenditures in excess of $1.0 million per year. Clients with management fee contracts account for approximately 75% of our revenues. Although the terms of our management fee contracts vary by client, and depend on the type of services provided, we typically charge a client a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs. In addition, all amounts from airlines, including override commissions, hotels and car rental companies and distribution systems relating to travel arrangements made on behalf of the client are initially paid to us by these vendors; but, subject to the terms of each management fee contract, a significant portion of these amounts are passed through to the client, usually as a credit to fees owed to us. The terms of our management fee contracts typically range from three to five years.

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

Our service fee agreements are typically with clients who are serviced by our regional and branch offices and have airline expenditures of less than $1.0 million per year. We usually charge our clients a service fee for each travel reservation of between $25 and $50. Additionally, we retain all commissions, overrides and other vendor revenues collected from the airlines and other vendors as a result of travel arrangements made on behalf of these clients. If any vendor revenue is reduced in the future by a vendor, our overall revenues would be negatively impacted unless we are able to raise the service fee price for these clients. Historically, we have been able to minimize the financial impact on us of reductions or eliminations of commissions by vendors (particularly the airlines) with our ability to increase the service fee, reduce our overhead costs and increase productivity.

Because the commission and other vendor revenues affect directly or indirectly the out-of-pocket costs to our clients, and because these arrangements are common in the industry, the terms which we negotiate with the vendors for commissions, overrides and other revenues are important to our competitiveness.

Generally, our clients in our meetings and incentive business engage us to assist them in planning a specific event. Once the event is completed, our clients are under no obligation to engage us for future events. Some of our clients hold recurring events, on an annual or longer basis, but many others are not repeated on a regular basis. Even where the events are repeated, our clients are under no obligation to engage us to plan them. If we complete a large number of events in a particular period, our revenues from our meetings and incentive business will be high for that period and may decline in future periods if events are not repeated or we are not engaged by our clients for future events.

The revenues shown on our income statement consist of (a) our management fees and service fees and (b) amounts received from vendors after allocating vendor revenues to clients under any management fee contract. Below is a table showing a breakout of these components of revenues. The amounts shown in the table below are unaudited estimates of the two revenue components based upon a review of customer invoices.

	Fiscal Year Ended (In thousands, except percentages)
Revenue Components	December 25, 2005	As a Percentage of Revenues	December 26, 2004	As a Percentage of Revenues	December 28, 2003	As a Percentage of Revenues
Revenue from clients	$333,366	67.8%	$309,848	68.6%	$220,949	62.7%
Revenue from vendors	158,673	32.2%	141,517	31.4%	131,334	37.3%

Total	$492,039	100.0%	$451,365	100.0%	$352,283	100.0%

The changes in the revenue components as percentages of total revenue from 2004 to 2005 were due to our acquisitions of the SYNERGI companies during 2005. Relative to our North American operations, the SYNERGI companies derive a greater portion of revenue from vendors through airline commissions.

The changes in the revenue components as percentages of total revenue from 2003 to 2004 was due to:

•	Most 2004 growth being in larger management fee customers where we return revenue from vendors to those customers;

•	An increase in our meetings and incentive business where we do not earn revenue from vendors;

•	Southwest Airlines cutting commissions effective December 15, 2003; and

•	Vendors signing more net agreements with our customers in 2004 versus 2003.

We also enter into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Overview and Recent Trends

Our consolidated results of operations for the three years presented in our consolidated financial statements were impacted by the following trends:

•	Strengthening transactions levels—Transactions volumes increased from 2003 to 2004 and 2004 to 2005. We expect this trend to continue into 2006. This expectation is supported by industry data and independent reports that project high levels of business travel throughout 2006.

•	Pricing pressure—During 2003 and 2004, we experienced reductions in revenue per transaction. However, 2005 revenue per transaction was in line with 2004 revenue per transaction, which we believe demonstrates the trend toward pricing stabilization in the marketplace.

•	Increased adoption of online solutions—During the three years ended December 25, 2005, we experienced increasing adoption of online solutions by our corporate clients. In isolation, the adoption of online solutions by our corporate clients would serve to decrease our revenues and increase our gross profit margin. However, we are unable to remove direct costs related to full service transactions at the same rate as online adoption. Therefore, the improvement in gross profit margin frequently trails the proportionate reduction in revenue that results from increased adoption of online solutions. We believe we are positioned to support our clients’ adoption of online solutions through our technology offerings. With our operating disciplines aimed at matching operating expenses to transactions, online adoption and revenue, we believe that growth in the percentage of online transactions ultimately will benefit margins as we make progress in reducing call center and on-site staffing costs commensurate with online adoption levels.

Revenue

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)

Revenue	$492,039	9.0%	$451,365	28.1%	$352,283

The increase of $40.7 million in consolidated revenue from 2004 to 2005 was primarily due to acquisitions made in the first quarter of 2005, which resulted in approximately $34.6 million in additional revenue for the year ended December 25, 2005. New client wins and an increase in transaction levels generated by existing clients also contributed to the increase. The impact of the increase in travel volumes due to acquisitions, new customer wins and increased travel volumes from existing clients was offset to a small degree by travel, lodging and event cancellations related to the 2005 hurricanes of approximately $0.6 million.

The increase in consolidated revenues from 2003 to 2004 was due to an 8% internal growth in transactions from our existing customer base or approximately $11.2 million of revenues and approximately $92.9 million in additional revenue as a result of acquisitions made in mid to late 2003 and in the first and second quarters of 2004. These increases in revenues were partially offset by decreases of approximately $5 million in revenue, primarily as a result of European commission reductions, customer contract renegotiations, the unanticipated delay in some meetings and incentive revenues, reduced override commissions on customer contracts and quicker than anticipated adoption of online solutions at many smaller customers which occurred in the third and fourth quarters of 2004.

Operating Expenses

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)

Operating expenses	$286,769	7.9%	$265,666	39.9%	$189,900
As a percent of revenue	58.3%		58.9%		53.9%

The overall increase of $21.1 million in operating expenses in 2005 over 2004 was primarily due to $20.1 million of additional operating expenses from the 2005 acquisitions, as well as additional operating expenses incurred for the implementation of several new customer accounts. Offsetting these increases were several cost cutting measures instituted to manage costs to transaction levels and online adoption, as well as our continued efforts to integrate the operating expenses of the previously acquired companies.

The overall increase of $75.8 in operating expenses in 2004 over 2003 is primarily due to $71.3 million of additional operating expenses from the 2003 and 2004 acquisitions, primarily the acquisition of a meetings and incentive company in the first quarter of 2004 whose operating expenses as a percentage of revenues are higher than those of our historical combined operations. The balance of the increase is attributable to annual raises for Associates that became effective in the June 2004, increased health insurance costs and some additional agents being added as a result of increased transactions.

Our direct operating expenses include principally labor expense (which comprised 57%, 54% and 67% of total direct operating expenses in 2005, 2004 and 2003), communication costs and other costs associated with the selling and processing of travel reservations. Labor expense as a percentage of total direct operating expenses increased in 2005 over 2004 as a result of staffing start-up costs we incurred in connection with large, long-term new customer accounts obtained in 2005. Labor expense as a percentage of total direct operating expense decreased in 2004 over 2003 as a result of a significant increase in our meetings and incentive business in 2004 compared to 2003. Direct operating expenses for our meetings and incentive business generally have labor expense comprising 4-8% of total direct operating expenses. Additionally, there has been some shift of customers to online booking, which does not require agent intervention. These decreases were offset by salary increases provided in June 2004, as well as increased health insurance costs.

General and Administrative Expenses

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)
General and administrative expenses	$145,949	12.5%	$129,683	15.0%	$112,775
As a percent of revenue	29.7%		28.7%		32.0%

The increase in general and administrative expenses of $16.3 million in 2005 over 2004 was primarily due to $13.3 million of additional general and administrative expenses from the 2005 acquisitions and the labor-related cost increases discussed below. In addition, we incurred approximately $1.5 million of expenses for professional fees and other costs associated with the 2005 financial review, restatement and Nasdaq National Market relisting. The balance of the increase is primarily due to increases in employee-related costs.

The increase of $16.9 million general and administrative expenses in 2004 over 2003 was primarily due to costs resulting from the 2003 and 2004 acquisitions aggregating approximately $10.2 million, annual raises that became effective in June 2004 and increased health insurance costs. General and administrative expenses as a percentage of revenue declined as a result of operating leverage realized with higher revenue levels.

Our general and administrative expenses include principally labor expense (which comprised 56%, 58% and 54% of total general and administrative expenses in 2005, 2004 and 2003), occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased in 2004 over 2003 as a result of salary increases provided in June 2004, as well as increased health insurance costs.

Depreciation and Amortization Expenses

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)
Depreciation and amortization expenses	$16,463	24.3%	$13,249	0.5%	$13,179
As a percent of revenue	3.3%		2.9%		3.7%

The increase of $3.2 million in depreciation and amortization expense in 2005 over 2004 was primarily due to $1.9 million of additional amortization of intangible assets acquired in mid 2004 and early 2005, upon the acquisition of Northwestern Travel Management and the SYNERGI companies. A portion of the increase is due to the acquisition of fixed assets acquired in connection with the 2005 acquisitions that resulted in approximately $500 thousand of additional depreciation expense. The balance of the increase is due to the change in the mix of equipment leases to favor capital leases in 2005, which resulted in depreciation expenses rather than general and administrative expenses.

Although aggregate depreciation and amortization expense remained relatively flat in 2004 over 2003, there was an increase in amortization expense of $776 thousand due to the amortization of intangible assets identified in conjunction with the acquisitions of a meetings and incentive company in February 2004 and Northwestern in June 2004 and $736 thousand due to the commencement of amortization of capitalized costs of internally developed software, Passportal and NetProfile, which were put into operation during the third quarter of 2004. See details on fixed assets in Note 3 of the notes to consolidated financial statements and on intangible assets in Note 4 of the notes to consolidated financial statements. These increases in amortization expense were offset by decreases in depreciation expense due to the change in the mix of equipment leases as we entered into various new operating leases in the first and second quarters of 2004, which resulted in general and administrative expenses rather than depreciation expenses.

Interest Expense, Net

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)
Interest expense, net	$15,902	29.4%	$12,285	(56.7)%	$28,357
As a percent of revenue	3.2%		2.7%		8.0%

This increase in interest expense in 2005 over 2004 is partially due to the result of an increase in the weighted average debt balance as a result of debt incurred to fund acquisitions and earn out contingency payments, which increased the weighted average debt balance from $192.2 million for 2004 to $220.4 million for 2005 resulting in approximately $2.0 million of additional interest expense. In addition, an increase in the average interest rates from 6.4% for 2004 to 7.1% for 2005 resulted in approximately $1.6 million of additional interest expense.

The decrease of $16.0 million in interest expense, net in 2004 over 2003 is primarily attributable to the exclusion of refinancing costs, as interest expense for 2003 included $11.7 million for the prepayment penalty and other interest charges as well as the write-off of $2.0 million in debt issuance costs related to the refinancing that we underwent in November 2003. This refinancing reduced our weighted average interest rate from 8.2% for 2003 to 6.4% for 2004 resulting in approximately $3.5 million in interest savings. These decreases were partially offset by the increase in the weighted average debt balance from $178.0 million for 2003 to $192.2 million for 2004, which resulted in an increase in interest expense of $915 thousand. The increase in the weighted average debt balance is attributable to our 2004 acquisitions.

Provision Income Taxes

	2005	Percent Change	2004	Percent Change	2003
	(in thousands, except percentages)
Provision for income taxes	$10,295	(11.0)%	$11,569	277.7%	$3,063
Effective tax rate	38.2%		37.9%		37.9%

Variances in our income tax expense from 2003 to 2005 are directly attributable to our different levels of pre-tax income, as our effective tax rate has remained virtually the same.

Liquidity, Capital Resources and Financial Position

Capital Resources

Our sources of capital include cash flows from operating activities and financial institution borrowings. At December 25, 2005, we had cash and cash equivalents of $4.1 million and, we had $23.4 million available under our revolving Credit Facility to meet our cash requirements. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet all of our cash requirements, including debt maturities, through October 31, 2007, which is the date our current Credit Facility matures. We expect to refinance the Credit Facility through financial institutions prior to its 2007 maturity date. We believe that cash flow from operating activities will be sufficient to meet all other cash requirements from October 31, 2007 through 2008. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at December 25, 2005 was approximately $464.5 million.

Cash Sources and Uses

Our primary sources of cash have been cash provided by operating activities and proceeds from long-term debt. The primary uses of cash have been for acquisitions, the repayment of debt, related interest payments, capital expenditures and capital lease obligations.

A summary of activity for 2005, 2004 and 2003 follows:

	2005	2004	2003
	(in thousands)
Cash sources:
Cash provided by operating activities	$22,123	$38,643	$5,976
Proceeds from credit facilities and issuance of convertible subordinated debentures, net	38,307		8,670
Proceeds from exercise of stock options	191	2,851	2,462
Net cash received as part of acquisitions		1,480
Other		109	268

Total cash sources	60,621	43,083	17,376

Cash uses:
Additions to property and equipment, net of disposals	9,959	9,258	6,748
Acquisitions, earn-out consideration and other equity investments	44,496		7,337
Payments of long-term debt and capital leases	2,622	762	3,104
Repayments of credit facilities, net		32,138
Payments of debt amendment/issuance costs	2,172
Other	56

Total cash uses	59,305	42,158	17,189

Increase in cash	$1,316	$925	$187

Operating Activities

The decrease in cash flow provided by operating activities in 2005 over 2004 is primarily due to lower results of operations in 2005, the timing of receipts and payments of customer deposits for programs and various changes in other components of working capital. The increase in cash flow provided by operating activities in 2004 over 2003 is primarily due to 2003’s operating results being adversely impacted by debt financing costs and the timing of receipts and payments of client deposits for programs.

Based on our budget as of the date of this report, we anticipate that our working capital needs will be minimal for fiscal year 2006. This amount is subject to change based upon actual revenues and developments during the year. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet our working capital needs. We intend to use a significant portion of future cash flow provided by operating activities to repay long-term debt.

Investing Activities

During the three year period ended December 25, 2005, we used cash to acquire other travel management companies. See Note 2 in the notes to the consolidated financial statements in Item 8 of this Annual Report. Although we expect that a significant portion of future cash flow from operating activities will be used to repay long term debt, we intend to continue to evaluate acquisition opportunities. Currently, our Credit Facility and Term Loan limit our ability to consummate acquisitions without the consent of the participating banks. These provisions may limit our ability to continue our acquisition program. Nevertheless, we may be in various stages of negotiation, due diligence and documentation of potential acquisitions at any time. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash flow from operations and borrowings, including borrowings under the Credit Facility, as well as issuance of additional equity or debt. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount available for borrowing under the Credit Facility or obtain other sources of financing through the public or private sale of debt or equity securities. There can be no assurance that we will be able to secure such financing if and when it is needed or on terms we deem acceptable. If we are unable to secure acceptable financing our acquisition program could be negatively affected.

Historically, capital expenditures for equipment and expansion of facilities were funded from cash flows from operating activities and supplemented as necessary by borrowings under the Credit Facility. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The increase in additions to property and equipment in 2004 over 2003 is primarily attributed to cash outlays associated with our internally developed software, Passportal and NetProfile, which were put into production in the third quarter of 2004. We plan to invest approximately $10 million in capital expenditures throughout 2006 to fund general computer equipment, office furniture and leasehold improvement needs, as well as final phases of software development for Passportal and NetProfile. We plan to fund these capital expenditures through cash flows from operating activities, supplemented as necessary by borrowings under the Credit Facility.

Financing Activities

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50 million term loan. The revolving credit line had an outstanding balance of $94.1 million as of December 25, 2005, and the term loan had an outstanding balance of $30.0 million as of December 25, 2005. We funded this Credit Facility on November 7, 2003 and it matures on October 31, 2007. On August 29, 2005, we executed and funded an additional $10 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. The Credit Facility and Term Loan are guaranteed by all our existing and future direct and indirect domestic subsidiaries. The Term Loan is senior in the right to repayment to the balance under the Credit Facility.

We borrow and repay periodically under our revolving credit line. The amounts presented in the table above represent the net of all borrowings and repayments on credit facilities existing as of that date, including term loans. We owe $20 million on term loans in 2006. Since we intend to refinance the term loans from the available balance on the Credit Facility, they are classified as long-term debt.

As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, at various times during 2005, we did not comply with the consolidated total leverage ratio, consolidated fixed charges coverage ratio and the senior debt leverage ratio as defined in our credit facility covenants in the Credit Facility. During 2005, our lenders waived our events of non-compliance and amended these covenants. See Note 5 in the notes to the consolidated financial statements in Item 8 of this Annual Report. In connection with the Credit Facility amendments, we incurred bank fees and other professional fees aggregating $2,172 thousand, which are included in other assets on the balance sheet as of December 25, 2005 and amortizing, as increases to interest expense over the term of the Credit Facility and convertible subordinated debentures.

As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. Under the Term Loan, we are obligated to pay the full-term loan balance of $10 million by March 31, 2006. In January 2006, we received approximately $6 million as part of the termination of the joint venture with TQ3 Travel Solutions Management Holdings GmbH. We used those proceeds to repay a portion of the Term Loan due March 31, 2006. We intend to repay the remaining Term Loan principal amount, the principal payments due on the initial term loan and related interest using borrowings under the Credit Facility.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. In addition, if a change of control occurs on or prior to November 1, 2010 and 10% or more of the consideration for our common stock in the change of control consists of consideration other than common stock that is traded or scheduled to be traded, we will increase the conversion rate for the debentures by a number of additional shares. In lieu thereof, we may elect to adjust the conversion rate and related conversion obligation so that the debentures are convertible into shares of the acquiring or surviving company. We cannot predict the price of our stock; however, the possibility exists that this contingency will be met in the future. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million. We intend to make these interest payments using cash flows from operations, supplemented as necessary by borrowings under the Credit Facility

Off-Balance Sheet Arrangements

See Note 7 to the notes to consolidated financial statements in Item 8 of this Annual Report for details of our operating lease commitments. We have undrawn letters of credit outstanding in favor of third parties totaling $2.5 million supported by our Credit Facility. There are no other off-balance sheet arrangements at December 25, 2005.

Accounts Receivable

Our accounts receivable balance has increased over the past two years, with the balance increasing 8.5% from $89.7 million as of December 26, 2004 to $97.3 million as of December 25, 2005. A significant portion of this increase results from the level of receivables of companies acquired in 2005, which had $5.1 in receivables at the effective date of the acquisition. Our past due receivables and our historical trend of uncollectible receivables has improved over the past year resulting in a lowering of our allowance for doubtful accounts, despite the growth in the amount of our receivables.

In understanding the fluctuations of the accounts receivable balance, it is important to note that when a customer purchases an airline ticket on account, we record the total amount of the ticket and our fee as a receivable but only our fee is recorded as revenue. The receivable recorded for the value of the ticket is offset by related accounts payable to the carrier. As a result of these entries, the receivable recorded for a transaction for a customer on account generally exceeds the revenue we actually earn for that transaction, often by a significant amount. For customers using credit cards, on the other hand, we only record our fee as a receivable, which equals the amount recorded as revenue. This fee receivable is usually collected quickly.

Over the past few years, receivables have increased at a rate disproportionate to revenue, in part, as a result of our operations outside of North America increasing at a pace greater than our North American operations. Generally, more customers outside of North America buy their tickets on credit while the majority of our North American customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift all our customers to the use of point-of-sale credit cards, the increase of our operations outside of North America has resulted in an increase in our overall receivables balance during the past couple years. We expect this trend to reverse in the future, provided that customers outside of North America continue to increase their use of credit cards.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 25, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2006	2007-2008	2009-2010	Thereafter	Total
	(In thousands, including amounts in the notes below)
Debt
Line of credit facility(a)(b)	$7,813	$102,006			$109,819
Term loan under credit facility(a)(b)	12,199	21,834			34,033
Term loan(a)(b)(c)	10,077				10,077
Convertible debentures(a)(b)(e)	3,510	7,020	$7,020	$117,630	135,180
Payable to State of Minnesota(a)(b)(d)	107	128			235
Capital lease obligations(f)	2,689	2,980	425		6,094
Operating leases(g)	16,437	21,016	11,027	5,017	53,497
Other liabilities reflected on our consolidated balance sheet:
Contingencies payable to former owners of Incentives Connections, Inc.(h)	7,000				7,000

Total	$59,832	$154,984	$18,472	$122,647	$355,935

(a)	These borrowings are further explained in Note 5 of the notes to consolidated financial statements in Item 8 of this Annual Report. The table assumes that our debt is held to maturity.
(b)	Estimated interest on these borrowings is included in the table above. Interest on the credit facility is based on the weighted average interest rate of 7.65% in effect at December 25, 2005 and assumes a 0.25 percentage point increase each year. Interest on the term loans is based on the interest rates in effect at December 25, 2005 and assumes a 25 percentage point increase each year. Interest on the convertible debentures assumes that conversion does not occur prior to maturity and is based on the stated rate of 4.875%. Interest on the payable to the State of Minnesota is based on the stated rate of interest of 3.50%.
(c)	A prepayment of approximately $6 million was made on January 4, 2006. The interest expense is based on the remaining principal amount.
(d)	The current portion of our borrowings is also included in this table.
(e)	Under this credit arrangement, we are obligated to make semi-annual interest payments based on the stated interest rate of 4.875% and the principal amount outstanding.
(f)	We lease property and equipment under capital leases in the normal course of business. For more information, see Note 7 of the notes to consolidated financial statements in Item 8 of this Annual Report.
(g)

We enter into operating leases in the normal course of business. We lease our office space as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we entered into additional operating lease agreements. For more information, see Note 7 of the notes to consolidated financial statements in Item 8 of this Annual Report.
(h)	As part of the Incentives Connections, Inc., or ICI acquisition and subject to contingencies, if ICI achieved certain revenue objectives by the second anniversary of the closing, the sellers would be entitled to up to approximately $7 million in additional cash consideration. As of December 25, 2005, we estimated that it was probable that $7 million of the contingent cash consideration would be paid in 2006 based on ICI’s revenues through that date.

We expect to fund the 2006 obligations through cash flows from operations and availability on our Credit Facility as previously discussed. We intend to refinance our Credit Facility prior to its maturity, which is in October 2007.

Inflation

We do not believe that inflation has had a material impact on our results of operations. Generally, we believe that over time we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Recent Accounting Pronouncements

Effective December 26, 2005, we were required to adopt the provisions of FAS 123(R), Share-Based Payments. FAS 123(R) requires us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our operating and general and administrative expenses. We will use a modified prospective approach in transitioning to this new accounting pronouncement and estimate that the effect of applying FAS 123(R) will be increases in operating and general and administrative expenses of $360 thousand in fiscal year 2006, $110 thousand in fiscal year 2007 and $20 thousand in fiscal year 2008, based on stock options outstanding at December 25, 2005.

We estimate that the effect of adopting all other newly promulgated accounting principles will not materially affect our financial position or results of operations.

See also details on recent accounting pronouncements in Note 1 of the notes to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our bank’s prime rate or the LIBOR rate, as discussed in Note 5 of the notes to consolidated financial statements in Item 8 of this Annual Report. Based upon our borrowings under the Credit Facility at December 25, 2005 of $134.1 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $671 thousand annualized increase or decrease in interest expense. We from time to time enter into certain hedging activities that mitigate or offset the risk of changes in interest rates. See the “Derivatives” section in Item 7 above.

We transact business in various foreign countries. The substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Canadian Dollar, the Australian Dollar, the New Zealand Dollar, the Euro and the British Pound. We continue to monitor the possible impact of currency fluctuations on our operations and evaluate various methods to minimize the effects of currency, however the impact has not historically been significant and we do not expect it to be significant in the near term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Navigant International, Inc.

Englewood, CO.

We have audited the accompanying consolidated balance sheets of Navigant International, Inc. and subsidiaries (the “Company”) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years (52 weeks) ended December 25, 2005 and December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Navigant International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the two years (52 weeks) ended December 25, 2005 and December 26, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, in 2004 the Company changed its method of accounting for diluted earnings per share to conform to the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March     , 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Denver, Colorado
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Navigant International, Inc.:

In our opinion, the accompanying consolidated statements of income, of stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Navigant International, Inc. and its subsidiaries for the year ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Denver, Colorado

March 12, 2004, except for the restatement described in Note 2

(not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report

on Form 10-K, as to which the date is October 7, 2005.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 25, 2005	December 26, 2004
ASSETS

Current assets:
Cash and cash equivalents	$4,121	$2,805
Accounts receivable, less allowance for doubtful accounts of $277 and $418	97,323	89,735
Prepaid expenses and other current assets	7,210	6,817
Deferred income taxes	4,073	3,462
Income tax receivable	2,233	4,657

Total current assets	114,960	107,476

Property and equipment, net	29,188	23,807
Goodwill	398,475	355,902
Intangible assets, net of accumulated amortization of $17,301 and $11,984	29,263	30,533
Other assets	11,571	7,230

Total assets	$583,457	$524,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term portion of long-term debt	$100	$100
Short-term portion of capital lease obligations	2,253	2,033
Accounts payable	15,902	17,947
Accrued compensation	12,481	12,811
Customer deposits	32,870	34,253
Deferred revenue	7,284	6,284
Other accrued liabilities	16,558	13,288

Total current liabilities	87,448	86,716

Long-term debt	213,225	175,825
Capital lease obligations	3,096	1,647
Deferred income taxes	20,934	15,144
Deferred revenue	6,408	11,724
Other long-term liabilities	1,116	290

Total liabilities	332,227	291,346

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,746,000 and 16,721,000 issued	17	17
Additional paid-in capital	170,959	170,721
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	84,783	68,122
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,454	5,702
Effect of interest rate swaps	945	(32)

Total accumulated other comprehensive income	6,399	5,670

Total stockholders’ equity	251,230	233,602

Total liabilities and stockholders’ equity	$583,457	$524,948

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Revenues	$492,039	$451,365	$352,283
Operating expenses	286,769	265,666	189,900
General and administrative expenses	145,949	129,683	112,775
Depreciation and amortization expense	16,463	13,249	13,179

Operating income	42,858	42,767	36,429

Other (income) expenses:
Interest expense	15,748	12,341	28,372
Interest income	(192)	(95)	(50)
Other, net	346	39	35

Income before provision for income taxes	26,956	30,482	8,072
Provision for income taxes	10,295	11,569	3,063

Net income	$16,661	$18,913	$5,009

Weighted average number of common shares outstanding:
Basic	15,507	15,049	14,198
Diluted	20,162	19,840	14,553

Net income per share:
Basic	$1.07	$1.26	$0.35
Diluted	$0.93	$1.06	$0.34

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders’ Equity
Balance at December 29, 2002	13,882	15	$147,633	$(10,928)	$(3,846)	$44,200		$177,074
Exercise of stock options	319	1	2,462					2,463
Tax impact of exercise of stock options			596					596
Issuance of common stock for the earn-out payment due to SatoTravel	129		1,620					1,620
Issuance of common stock for acquisitions	171		2,388					2,388
Comprehensive income:
Net income						5,009	$5,009	5,009
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $3,421					5,509		5,509	5,509
Effect of interest rate swaps, net of taxes of $561					938		938	938

Total comprehensive income							$11,456

Balance at December 28, 2003	14,501	16	154,699	(10,928)	2,601	49,209		195,597
Exercise of stock options	256	1	2,850					2,851
Tax impact of exercise of stock options			597					597
Issuance of common stock for acquisitions	733		12,575					12,575
Comprehensive income:
Net income						18,913	$18,913	18,913
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $1,395					2,297		2,297	2,297
Effect of interest rate swaps, net of taxes of $487					772		772	772

Total comprehensive income							$21,982

Balance at December 26, 2004	15,490	17	170,721	(10,928)	5,670	68,122		233,602
Exercise of stock options	25		191					191
Tax impact of exercise of stock options			47					47
Comprehensive income:
Net income						16,661	$16,661	16,661
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(153)					(248)		(248)	(248)
Effect of interest rate swaps, net of taxes of $579					977		977	977

Total comprehensive income							$17,390

Balance at December 25, 2005	15,515	17	$170,959	$(10,928)	$6,399	$84,783		$251,230

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Cash flows from operating activities:
Net income	$16,661	$18,913	$5,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,463	13,249	13,179
Change in effect of interest rate swaps	977
Bad debt expense		45	332
Income tax benefit from employee exercise of stock options	47	597	596
Deferred tax provision (benefit)	4,452	3,827	5,848
Write-off of deferred loan fees related to debt extinguishment			1,979
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	(2,459)	(3,812)	(3,313)
Prepaid expenses and other current assets	(140)	2,042	(1,824)
Income tax receivable	2,363	6,604	(7,521)
Accounts payable	(5,665)	(197)	(351)
Other liabilities	(3,782)	5,362	(68)
Deferred income	(7,943)	(6,567)	(7,161)
Other	1,149	(1,420)	(729)

Net cash provided by operating activities	22,123	38,643	5,976

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(9,959)	(9,258)	(6,748)
Investment in joint venture—TQ3	(2,524)
Acquisitions and earn-out consideration, net of cash received	(41,972)	1,480	(7,337)

Net cash used in investing activities	(54,455)	(7,778)	(14,085)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(2,622)	(762)	(3,104)
(Payments of) proceeds from credit facilities, net	38,307	(22,138)	(28,932)
Payments of term loan debt	(10,000)	(10,000)
Proceeds from term loan debt	10,000		50,000
Issuance of convertible subordinated debentures			72,000
Prepayment of senior secured notes			(80,000)
Payments of debt amendment/issuance costs	(2,172)		(4,398)
Repayment of note payable
Proceeds from exercise of stock options	191	2,851	2,462

Net cash (used in) provided by financing activities	33,704	(30,049)	8,028

Effect of exchange rate changes on cash and cash equivalents	(56)	109	268

Net increase (decrease) in cash and cash equivalents	1,316	925	187
Cash and cash equivalents at beginning of period	2,805	1,880	1,693

Cash and cash equivalents at end of period	$4,121	$2,805	$1,880

Supplemental disclosures of cash flow information:
Interest paid	$15,178	$10,945	$28,095
Income taxes paid	$5,102	$5,715	$4,140

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

The Company issued notes payable, common stock and cash in connection with certain business combinations accounted for under the purchase method in the years ended December 25, 2005, December 26, 2004 and December 28, 2003. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Accounts receivable	$5,177	$16,391	$437
Prepaid expenses and other current assets	248	367	55
Property and equipment	1,315	856	633
Deferred income tax	84
Goodwill	23,375	36,218	9,207
Intangible assets	4,150	13,259	2,254
Other assets	76	98	66
Short-term debt	(20)
Accounts payable	(3,871)	(6,960)	(516)
Customer deposit liability	(1,595)
Accrued liabilities	(2,912)	(22,850)	(5,789)
Other long-term liabilities	(3,323)		(333)

Net assets acquired	$22,704	$37,379	$6,014

The acquisitions were funded as follows:
Payable due to former owners		$27,720
Issuance of common stock		12,575	$2,388
Cash (received) paid, net	$22,704	(2,916)	3,626

Total	$22,704	$37,379	$6,014

Non-cash transactions:

•	During the years ended December 25, 2005 and December 26, 2004, the Company acquired $4,270 and $4,850 in fixed assets through capital lease transactions.

•	During the year ended December 26, 2004, the Company issued common stock valued at $10,575 and a note payable to former shareholders for $27,720 for the acquisition of Northwestern Travel Management and common stock valued at $2,000 for a meetings and incentive company. During the year ended December 28, 2003, the Company issued common stock valued at $1,620 for the earn-out payment due to the former owners of SatoTravel, which was acquired in 2001.

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s operations are conducted in one market segment—airline travel and related ancillary products—and its customers are geographically diverse with no single customer base concentrated in a single industry. The Company’s operations are seasonal, with the second and third quarters having higher airline bookings and the first and fourth quarters having lower airline bookings. The majority of the leisure travel services and meetings and incentive services that the Company provides are directed to the Company’s corporate customers. The Company does not compile separate internal financial reporting of leisure travel or meetings and incentive activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Accounting for Acquisitions

The Company’s acquisitions are accounted for under the purchase method of accounting. Accordingly, the total costs of such transactions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The determination of fair values involves the use of estimates and assumptions. For acquisitions of $10 million or more, qualified outside business valuation specialists assist management with the identification and valuation of intangible assets acquired and liabilities assumed. For acquisitions less than $10 million, the Company utilizes similar techniques and principles for internally identifying intangible assets and determining their fair values. Each valuation appraisal is unique. Most often Navigant uses an approach that projects net cash flows over the economic life of the identified intangible assets and then discounts the cashflows using an appropriate market participant discount rate to arrive at an indication of fair value. Other valuation techniques may be utilized depending on the type of intangible asset identified. The determination of such fair values involves the use of significant estimates and assumptions, along with the application of various valuation techniques. The estimates include future cash flows related to specific assets. Such assets usually consist of proprietary software, trademarks and trade names, non-competition agreements and customer related intangibles. The estimates also include the assessment of future lives based on the expected future period of benefit of the asset. Estimates of cash flows are based on management’s projections. The selection of discount rates is based on a process that incorporates aspects of economic theory, capital budget techniques and the Capital Asset Pricing Model. The value assigned to goodwill is the residual of the purchase price of the fair value of all identifiable assets acquired, excluding assembled workforce (which cannot be accounted for separately from goodwill), less all liabilities assumed. Useful lives and methods of amortization for definite-lived intangibles are determined based on the expected amount and timing of future benefits from the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

Goodwill

Goodwill represents the excess of cost over the net fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized. In lieu of amortization, Navigant evaluates the recoverability of the carrying value of goodwill on an annual basis and whenever events or changes in circumstances indicate the carrying value of its goodwill may not be recoverable. See Note 4.

Intangible Assets

The Company has intangible assets related to customer contracts and other customer-related intangibles, technology, non-compete agreements and trade names. The majority of these intangible assets were acquired in

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

acquisitions in 2001 and 2004. The Company amortizes customer contracts and other customer-related intangibles over their period of expected benefit, which generally ranges from four to 20 years, technology assets over a life of three to five years and trade name assets over a life which ranges from ten years to indefinite life depending on the expected benefit. The amortization method used by the Company for definite-lived intangibles results in greater amortization in the early years and lesser amortization in later years, consistent with the pattern of expected benefits. For example, the amortization of a customer-related intangible asset with a useful life of 20 years will aggregate to approximately 45% of the fair value five years subsequent to the business acquisition and 75% of the fair value ten years subsequent to the business acquisition. A trade name with an indefinite life was recognized as a result of a 2001 acquisition. The Company has evaluated and will continue to evaluate the recoverability of the carrying value of the indefinite-lived trade name on an annual basis, and whenever events or changes in circumstances indicate the carrying value of this trade name may not be recoverable, by projecting net cash flows over the remaining economic life of the identified intangible assets and discounting the projected net cash flows to determine if the carrying value of the asset has been impaired.

Impairment of Long-Lived Assets

Management periodically evaluates the recoverability of the carrying value of its long-lived assets, other than goodwill and indefinite lived assets, whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to the net book value, including associated finite lived intangible assets, of such operations. If the operation is determined to be unable to recover the carrying amount of its assets, then finite lived intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, whichever is more readily determinable, depending upon the nature of the assets.

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

Derivatives

The Company may enter into derivative financial instruments to mitigate or eliminate certain risks, primarily the effects of interest rate changes, associated with the Company’s debt structure. The Company had entered into forward interest rate swaps to effectively convert floating-rate loans to fixed-rate loans. Specific amounts that the Company hedged were determined based on the prevailing market conditions and the current shape of the yield curve. The specific terms and notional amounts of the swaps were determined based on management’s assessment of future interest rates, as well as other factors, including short-term strategic initiatives. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily as a component of equity, and is then recognized as interest expense along with the related effects of the hedged items. Any ineffective portion of a hedge is reported as interest expense as it occurs. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

In November 2005, after considering the current interest rate environment and the gain in the market value of the interest rate swaps, decided to settle its interest rate swaps prior to the contractual settlement date. The Company received payments totaling $1.7 million from the counterparties to settle an aggregate notional amount

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

of $100 million of interest rate swaps. This realized gain, net of taxes, is recorded as a component of other comprehensive income, net of tax, and is being amortized to the contractual settlement dates of the interest rate swaps. There were no interest rate swaps outstanding as of December 25, 2005. For the years ended December 25, 2005, December 26, 2004 and December 28, 2003, the Company did not report any significant loss or gain associated with the ineffectiveness of cash flow hedges. As of December 26, 2004, the aggregate fair value of the cash flow hedges aggregated an unrealized loss of $51, which was recorded in Other Long-Term Liabilities and as an offset to Accumulated Other Comprehensive Loss and Deferred Income Taxes. The change in value for the year ended December 26, 2004 was a gain of $772, net of taxes of $487. The change in value for the year ended December 28, 2003 was a gain of $938, net of taxes of $561.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The carrying amounts and estimated fair values of the Company’s long-term debt at December 25, 2005 and December 26, 2004 were as follows:

	December 25, 2005		December 26, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit Facility due October 2007	$134,100	$134,100	$95,300	$95,300
4.875% Convertible Subordinated Debentures due November 1, 2023	72,000	64,800	72,000	72,000
Other long-term debt	7,125	7,125	8,525	8,525

The estimated fair values of the Company’s long-term debt held with a fixed rate were based on quoted market prices. The carrying values of all other financial instruments, which generally bear interest at variable rates, approximate their fair value.

Income Taxes

Navigant is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. Navigant accounts for any income tax contingencies in accordance with the FAS No. 5, Accounting for Contingencies. While the Company believes that it has appropriately provided for income taxes for all years, any number of factors may result in adjustments to their tax provision. Any adjustments to their reserves for tax contingencies (which are included in other accrued liabilities) may result in benefits or charges that would impact their reported financial results in future periods. Deferred income taxes are provided for differences in the timing of recognition of revenues and expenses for financial reporting and income tax reporting purposes.

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

Operating Expenses

Operating expenses include travel agent salaries, communications and other costs associated with the selling and processing of travel reservations, which are expensed as incurred.

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (note that diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of the end of each fiscal year).

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Net income:
As reported	$16,661	$18,913	$5,009
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(418)	(617)	(780)

Pro forma	$16,243	$18,296	$4,229

Net income per share:
As reported:
Basic	$1.07	$1.26	$0.35
Diluted	$0.93	$1.06	$0.34
Pro forma:
Basic	$1.05	$1.22	$0.30
Diluted	$0.91	$1.03	$0.29

The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Expected life of option	n/a	7 years	7 years
Risk free interest rate	n/a	3.39%	3.13%
Expected volatility of stock	n/a	47%	49%
Dividends	n/a	$ 0	$0

There were no options granted during the fiscal year ended December 25, 2005 and therefore assumptions for the year ended December 25, 2005 are not applicable.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) in March 2005, which provided interpretations of the Staff regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require the Company to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will report such costs as part of its operating and general and administrative expenses. For the Company, FAS 123(R) was effective on

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

December 26, 2005. Management will use a modified prospective approach in transitioning to this new accounting pronouncement and estimates that the effect of applying FAS 123(R) will be increases in operating and general and administrative expenses of $360, $110 and $20 in the fiscal years ended 2006, 2007 and 2008, respectively, based on stock options outstanding at December 25, 2005.

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

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.

NOTE 2—BUSINESS COMBINATIONS

Effective January 1, 2005, the Company acquired 100% of the outstanding equity stock of privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited (collectively, “SYNERGI”) for a purchase price of $22,163, which was paid in cash and funded through the Company’s revolving Credit Facility. This acquisition enhanced the Company’s presence in the Pacific region and heightened the Company’s market presence and opportunities. This acquisition was accounted for under the purchase method. The excess of purchase price over tangible net assets acquired of $27,011 was allocated $22,861 to goodwill, none of which is expected to be deductible for tax purposes, and $4,150 to customer-related intangible assets to be amortized over a weighted average life of 10.5 years. A significant portion of the recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. The value assigned to customer-related intangibles is based on an outside valuation appraisal. The SYNERGI acquisition is also subject to an earn-out portion of the purchase price, payable in 2006, assuming the earn-out conditions are met. The final purchase price determination for SYNERGI Travel Australia Pty Limited will be based on its actual profitability for the year following the completion of the acquisition with a maximum earn-out adjustment of approximately $3.4 million as of December 25, 2005. Based on profitability through December 25, 2005, the Company estimates that it is not probable that any earn-out contingency will be paid to the former owners of SYNERGI Travel Australia Pty Limited.

The Company also acquired one small general travel management company in the first quarter ended March 27, 2005. There were no other acquisitions in the twelve months ended December 25, 2005.

In addition to the above consideration, additional purchase consideration aggregating $19,268 has been paid in the year ended December 25, 2005 based on subsequent earnings or completion of financial audits of

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

previously acquired entities. Of these payments, $8,200 had been accrued and recorded as goodwill in 2004 based on an estimate of the probable cash consideration due to the owners of Northwestern. Upon payment, the remaining purchase consideration of $2,097 due to the owners of Northwestern was recorded as additional goodwill. Additional purchase consideration aggregating $7,000 was recorded as goodwill in the twelve months ended December 25, 2005 based on an estimate of probable cash consideration due to the owners of a meetings and incentive company acquired in 2004. The Company generally settles all additional purchase consideration within two years of the related acquisition.

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

In June 2004, the Company acquired privately-held Northwestern Travel Service, L.P. (“Northwestern”). This acquisition enhanced the Company’s meetings and incentive expertise, expanded the critical mass of the Company’s North Central Region and heightened the Company’s market presence and opportunities. At the date of acquisition, the Company paid $775 in cash, $19,520 in the form of a short-term promissory note ($19,420 of which was paid in the third quarter of 2004 and $100 of which was paid in January 2005) and issued to the sellers Navigant common stock valued at approximately $10,575 (approximately 611,000 shares). The stock consideration was determined using as a value the average closing price of Navigant stock for an agreed-upon period of time prior to the effective date of this acquisition. Subject to contingencies, if Northwestern achieved certain revenue objectives by the first anniversary of the closing, the sellers would be entitled to up to $10,250 in additional cash consideration. At the date of acquisition, the Company estimated that it was probable that $8,200 of the contingent cash consideration would be paid in 2005, and as of December 26, 2004, based on Northwestern’s revenues through that date, the Company continued to believe that $8,200 was the best estimate of the contingent consideration that would be paid. However, during the first six months of 2005, Northwestern’s revenues strengthened such that in August 2005, the Company paid the sellers the maximum amount of $10,250 as the final cash consideration. The amount of the payment in excess of the amount originally accrued results in an increase in goodwill, recorded as of the end of the second quarter of 2005. Pending final purchase price allocation, this acquisition was initially recorded under the purchase method with all excess of purchase price over acquired tangible net assets allocated to goodwill. Subsequently, $5,000 was allocated from goodwill to intangible assets resulting from customer relationships acquired. The $5,000 allocation to intangible assets was based on management’s original estimates and assumptions. In the fourth quarter of 2004, management adopted a policy of utilizing outside business valuation specialists for acquisitions in excess of $10,000 to assist management with the identification and valuation of intangible assets acquired. Consequently, management engaged outside business valuation specialists to assist management with the identification and valuation of the intangible assets acquired as part of this acquisition. Based on the results of these appraisals, management adjusted the estimates of the fair values of intangible assets acquired to record $12,800 related to customer contracts and customer-related intangibles to be amortized over a weighted average life of 19.3 years and $182 related to a non-compete agreement, in order to finalize the allocation of Northwestern’s purchase price. A significant portion of the remaining recorded goodwill is attributed to the assembled workforce acquired, which is not separately accounted for under generally accepted accounting principles. Estimated values of customer contracts and customer-related intangibles are dependent on a number of assumptions regarding future events, none of which can be predicted with certainty, and the application of various valuation methodologies, reflecting

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

the professional judgments of the person preparing the valuation. The principal differences that caused the final valuation to be higher than the original estimate include estimates of (a) a slower rate of attrition of acquired customers, (b) a more inclusive definition of which acquired customers should be recognized as representing an acquired asset and (c) a lower value for the Northwestern assembled workforce which, while not recognized as a separate asset under generally accepted accounting principles, does impact the valuation of customer-related intangible assets. These differences were partially mitigated by the final use of a discount rate higher than initially selected, consistent with current accounting guidance and valuation standards of practice.

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

Goodwill related to acquisitions in the United States is generally expected to be deductible for tax purposes. Goodwill is generally not deductible for tax purposes outside of the United States.

In addition to the above noted consideration, additional purchase consideration aggregating $1,436 and $3,711 has been paid in 2004 and 2003 based on subsequent earnings or completion of financial audits of the previously acquired entities. Such additional consideration has been recorded as additional goodwill. Included in the additional purchase consideration for 2003 is approximately $3,100 in cash and $1,620 in common stock issued in 2003 related to amounts due under an Agreement and Plan of Merger dated June 7, 2001 regarding the acquisition of SatoTravel, in which the Company agreed to pay additional, contingent consideration given that SatoTravel achieved certain specified goals.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 25, 2005	December 26, 2004
Furniture, fixtures and equipment	$50,675	$50,461
Leasehold improvements	9,261	7,317
Software development costs	18,103	6,142
Assets under capital leases	7,537	6,112

	85,576	70,032
Less: Accumulated depreciation	(56,388)	(46,225)

Net property and equipment	$29,188	$23,807

Depreciation and amortization expense for furniture and fixtures and leasehold improvements for 2005, 2004 and 2003 was $5,600, $7,692 and $8,579. Amortization expense for assets under capital leases for 2005, 2004 and 2003 was $2,843, $943 and $1,483. Amortization expense for software development costs for 2005 and 2004 was $2,703 and $736.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 25, 2005 and December 26, 2004 are as follows:

	December 25, 2005	December 26, 2004
Balance as of beginning of year	$355,902	$315,103
Goodwill acquired during year	24,279	36,218
Additional purchase consideration paid or accrued during year	18,068	1,436
Foreign currency translation adjustments	226	3,145

Balance as of end of year	$398,475	$355,902

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

The Company tests goodwill for impairment in the third quarter of each fiscal year. Testing compares the estimated fair values of the Company’s reporting units to the reporting units’ carrying value. The Company considers a variety of factors when estimating the fair value of its reporting units, including multiples of EBITDA, periodic evaluations done by investment bankers, the trading price of the Company’s common stock (adjusted for appropriate control premiums), and offers to purchase travel management companies if such information is available to the Company. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. Based on management’s review at the end of the third quarter, and as updated at year-end, management of the Company believes the goodwill held in both reporting units is not impaired.

Intangible Assets

Intangible assets, excluding goodwill, as of December 25, 2005 and December 26, 2004 consist of:

	December 25, 2005			December 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer-related intangibles	$35,811	$15,632	$20,179	$31,661	$10,896	$20,765
Acquisition-related developed technology	1,874	1,510	364	1,874	996	878
Non-compete agreement	182	26	156	182	9	173
Finite-lived trademarks and trade names	500	133	367	500	83	417
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300
Foreign currency translation adjustments	(103)		(103)

Total intangible assets, excluding goodwill	$46,564	$17,301	$29,263	$42,517	$11,984	$30,533

Amortization of intangible assets was $5,317, $3,878 and $3,117 for the years ended December 25, 2005, December 26, 2004 and December 28, 2003. Based on the carrying values of intangible assets recorded as of December 25, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

2006	4,169
2007	3,386
2008	2,676
2009	1,974
2010	1,555
Thereafter	7,203

Total amortization expense	$20,963

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 5—DEBT

Long-term debt consists of:

	December 25, 2005	December 26, 2004
Credit Facility, weighted average interest rate of 7.65% and 5.63% at December 25, 2005 and December 26, 2004	$134,100	$95,300
4.875% Convertible Subordinated Debentures due November 1, 2023	72,000	72,000
Contingent payment to former owners of Northwestern (see Note 2)		8,200
Notes payable due to former owners of Northwestern, unsecured, interest rate of 5.0%, due January 2005		100
Contingent payment to former owners of ICI (see Note 2)	7,000
Payable to State of Minnesota, interest rate of 3.5%, due 2007, quarterly payments of $25	225	325

	213,325	175,925
Less: Current maturities of long-term debt	100	100

Total long-term debt	$213,225	$175,825

Credit Facility

The Company maintains a $170.0 million credit facility (a maximum of $150.0 million can be borrowed as of December 25, 2005) with Bank of America, N.A. as administrative agent that matures on October 31, 2007 and consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan ($30.0 million of which is outstanding and available as of December 25, 2005) (the “Credit Facility”). The Company has undrawn letters of credit outstanding in favor of third parties totaling $2.5 million supported by the Company’s Credit Facility. The Credit Facility is collateralized by substantially all of the Company’s assets and the credit is subject to terms and conditions typical of facilities of such size, including certain covenants including financial covenants related to maintenance of minimum levels of senior leverage, total leverage and fixed charge leverage. Interest rate options available to the Company vary depending upon the satisfaction of certain specified financial ratios. At December 25, 2005, the Company had $23.4 million available under its revolving Credit Facility.

As a result of Navigant’s delinquency in delivering its 2004 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 27, 2005 and June 26, 2005 to its lenders, the Company was not in compliance with certain covenants in the Credit Facility during 2005. During 2005, the lenders waived the Company’s compliance with these covenants. In addition, at various times during 2005, the Company did not comply with the Consolidated Total Leverage Ratio, Consolidated Fixed Charges Coverage Ratio or senior debt leverage ratio covenants as defined in the Credit Facility. During 2005, Navigant’s lenders waived the events of noncompliance and amended these covenants.

The lending banks under the Credit Agreement also agreed to amend the Credit Agreement to permit the Company to enter into the Term Loan Credit Agreement.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Company may prepay the Term Loan, which is subject to the same covenants and financial covenants as under the Credit Agreement.

Under the Credit Agreement, as amended, the Company must maintain ratios of less than the following:

For the Quarter Ending	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Senior Leverage Ratio
December 25, 2005	4.30:1.0	2.90:1.0
March 26, 2006	4.00:1.0	2.65:1.0
June 25, 2006	3.80:1.0	2.60:1.0
September 24, 2006	3.70:1.0	2.25:1.0
December 31, 2006 and thereafter	3.25:1.0	2.25:1.0

Also, the Company must maintain ratios of greater than the following:

For the Quarter Ending	Minimum Consolidated Fixed Charges Coverage Ratio
December 25, 2005	1.70:1.0
March 26, 2006	1.70:1.0
June 25, 2006	1.70:1.0
September 24, 2006	1.75:1.0
December 31, 2006	1.80:1.0
March 25, 2007 and thereafter	2.00:1.0

In connection with the Credit Facility amendments, the Company incurred bank fees and other professional fees aggregating $2,172 thousand, which are included in other assets on the balance sheet as of December 25, 2005 and amortizing as increases to interest expense to the term of the Credit Facility and convertible subordinated debentures. As a result of the Credit Facility amendments in 2005, Navigant is prohibited from making acquisitions until the Company complies with the original covenants established by the Credit Facility agreement prior to amendments. Under the original covenants, the Company must maintain Consolidated Total Leverage and Consolidated Senior Leverage ratios of less than 3.25:1.0 and 2.25:1.0, respectively, for each fiscal quarter ending after September 30, 2005. Also under the original covenants, the Company must maintain a Consolidated Fixed Charges Coverage Ratio of greater than 2.0:1.0 as of the end of any fiscal quarter.

At December 25, 2005, the Company was in compliance with its financial covenants, as amended. However, the Company’s ratios were not at the levels specified in the Credit Facility prior to the amendments; therefore, the limitation on acquisitions continues to exist.

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

On July 21, 2005, Navigant obtained consents of the requisite amount of outstanding convertible subordinated debentures to amend the Indenture Agreement to add a make-whole provision for conversion upon certain changes of control of Navigant. Under the make-whole provision, if a change of control occurs on or prior to November 1, 2010 and 10% or more of the consideration for Navigant’s common stock in the change of control consists of consideration other than common stock that is traded or scheduled to be traded on a national exchange or Nasdaq, Navigant will increase the conversion rate for the debentures by a number of additional shares as specified in the amended Indenture Agreement. In lieu thereof, Navigant may elect to adjust the conversion rate and related conversion obligation so that the debentures are convertible into shares of the acquiring or surviving company. In certain situations, the adjustment of the conversion rate would result in a “beneficial conversion feature,” and a charge to operations.

Maturities of Long-Term Debt

Maturities of long-term debt are as follows:

2006	$100
2007	131,225
2008	10,000
2009	0
Thereafter	72,000

Total maturities of long-term debt	$213,325

The Company owes $20,000 on term loans in 2006 and $10,000 in 2007 and 2008. However, when these amounts are due in 2006 and 2007, the Company intends to refinance these amounts from the available balance on the Credit Facility. As a result, the Company has included the maturity of $30,000 in 2007, when the Credit Facility matures.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 6—INCOME TAXES

Income (loss) before income taxes consists of the following:

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Domestic	$27,084	$31,217	$9,406
Foreign	(128)	(735)	(1,334)

Income before income taxes	$26,956	$30,482	$8,072

The provision for income taxes consists of the following:

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2004
Income taxes currently payable (receivable):
Federal	$3,667	$5,766	$(1,550)
Foreign	405	355	(480)
State	840	1,096	(756)

	4,912	7,217	(2,786)

Deferred income tax expense (benefit):
Federal	4,705	4,015	6,032
Foreign	(260)	(274)	(577)
State	938	611	394

	5,383	4,352	5,849

Total provision for income taxes	$10,295	$11,569	$3,063

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Deferred taxes are comprised of the following:

	December 25, 2005	December 26, 2004
Deferred tax assets:
Accrued salary and vacation	$1,166	$1,016
Deferred revenue	3,913	6,410
Deferred rent	277	326
Property and equipment	0	238
Foreign tax credit	2,151	1,736
Foreign deferred tax asset	0	1,297
Other accrued liabilities	1,424	1,161
Unremitted earnings	2,131	0

Total deferred tax assets	$11,062	$12,184

Deferred tax liabilities:
Goodwill and intangibles	$(22,875)	$(19,950)
Property and equipment	(567)
Tax on cumulative translation adjustment	(3,343)	(3,495)
Tax on effect of interest rate swaps	(579)
Other	(559)	(421)

Total deferred tax liabilities	$(27,923)	$(23,866)

Net deferred tax liability	$(16,861)	$(11,682)

As of December 25, 2005, the Company had deferred tax assets attributable to foreign and state unused net operating loss carry-forwards (expiring in various years through 2025) of $1,893 and $517. In addition, the Company’s foreign tax credit carried forward to be used in future years (that begins to expire in 2015) was $2,151. This foreign tax credit carry-forward may be applied against future U.S. taxes on income, and may reduce tax payments the Company is required to make in 2006. Management believes that it will obtain the full benefit of the deferred tax assets on the basis of the Company’s historical profitability and its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Therefore, no valuation allowance is considered necessary.

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

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for any income tax contingencies in accordance with the FAS No. 5, Accounting for Contingencies. The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	For the Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	3.7	1.2
Foreign taxes	(0.8)	(0.8)	0.2
Other	0.7		1.5

Effective income tax rate	38.2%	37.9%	37.9%

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 7—LEASE COMMITMENTS

The Company leases various types of office facilities, equipment and furniture and fixtures under non-cancelable lease agreements, which expire at various dates. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2006	2,689	16,437
2007	2,062	11,552
2008	918	9,464
2009	403	6,292
2010	22	4,735
Thereafter		5,017

Total minimum lease payments	6,094	53,497

Less: Amounts representing interest	(745)

Present value of net minimum lease payments, including current portion of $2,253	5,349

Rent expense for all operating leases for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 was $19,346, $13,946 and $15,287.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain disputes and legal actions arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of these proceedings, in management’s opinion, based on a review with legal counsel, none of these disputes and legal actions is expected, except as described below, to have a material impact on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm the Company’s business.

As discussed in Note 2, the Company acquired Northwestern. In this transaction, the Company provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that the Company would indemnify the sellers for breaches of covenants and of representations and warranties. On October 3, 2005, the Company received a Notice of Claim from certain sellers demanding indemnification based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding Navigant available and to file with the SEC required reports and other documents. The Notice also asserts breaches of representations and warranties relating to compliance of the Company’s SEC reports and financial statements with applicable laws, rules and requirements. The Notice asserts that the claimants are seeking damages equal to $10.5 million, plus interest and attorney’s fees. This amount is the dollar amount of the consideration set forth in the Purchase Agreement for our shares exchanged in the transaction. The Company believes that as of the date of the Notice the sellers still owned these shares and that the value of these shares most likely would reduce any damage amount. To the Company’s knowledge, the sellers have not commenced a legal action. Under the Purchase Agreement, unless earlier resolved, the claim will proceed to arbitration. While the Company cannot predict the outcome of this matter, the Company denies liability to the

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

sellers and will vigorously defend any arbitration or other legal action based upon the Notice of Claim. The Company has responded to the Notice with a Dispute Notice denying liability. The Company is unable to state that an outcome unfavorable to the Company in this matter is either probable or remote, as those terms are defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or to estimate a potential range of loss.

Post Employment Benefits

The Company has entered into employment agreements with senior employees, including its chief executive officer and chief financial officer, which would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at December 25, 2005 and December 26, 2004 related to these agreements, as no change of control has occurred. As of December 25, 2005, the total obligation would be approximately $6.2 million should future changes in control occur related to these agreements.

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

NOTE 9—EMPLOYEE BENEFIT PLANS

Employee 401(k) Plans

The Company maintains a qualified 401(k) Retirement Plan (the “401(k) Plan”) that allows eligible employees to contribute a portion of their salary on a pre-tax basis. All full-time employees are eligible to participate in the 401(k) Plan after three months of service. During the third quarter of 2005, Navigant began contributing $0.25 on every dollar a participant contributes to the 401(k) Plan, up to 4% of the participant’s salary, based on the 401(k)’s vesting schedule. The Company began matching contributions made by employees into the 401(k) Plan. For the years ended December 25, 2005, December 26, 2004 and December 28, 2003, the Company incurred expenses totaling $858, $154 and $15 related to these plans.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. At December 25, 2005, the Company had 239,537 shares available for future option grants.

A summary of option transactions follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	3,184,888	10.26	2,683,205	$9.80
Granted	45,000	11.69
Exercised	(319,207)	7.71
Canceled	(90,096)	14.52

Balance at December 28, 2003	2,820,585	10.43	2,519,922	$10.12
Granted	54,500	17.57
Exercised	(257,535)	11.06
Canceled	(19,917)	13.31

Balance at December 26, 2004	2,597,633	10.50	2,384,387	$10.20
Granted	0	—
Exercised	(24,253)	7.81
Canceled	(46,087)	13.20

Balance at December 25, 2005	2,527,293	10.48	2,421,069	$10.31

The weighted-average fair value of options granted was $9.28 and $6.32 for the years ended December 26, 2004 and December 28, 2003. There were no options granted for the year ended December 25, 2005.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.19–$8.96	43,362	4.41	$4.83	43,362	$4.83
$9.00–$9.00	1,342,267	2.47	9.00	1,342,267	9.00
$9.03–$11.75	226,638	5.00	10.55	189,164	10.52
$11.89–$19.00	915,026	3.28	12.89	846,276	12.63

	2,527,293	3.02	$10.48	2,421,069	$10.31

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 10—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Year Ended
	(In Thousands, Except Per Share Amounts)
	December 25, 2005	December 26, 2004	December 28, 2003
Basic earnings per share
Net income	$16,661	$18,913	$5,009
Weighted average shares outstanding	15,507	15,049	14,198

Basic earnings per share	1.07	$1.26	0.35

Diluted earnings per share
Net income	$16,661	$18,913	$5,009
After tax interest expense on convertible debt	2,176	2,176

Net income for diluted earnings per share	$18,837	$21,089	$5,009

Weighted average shares outstanding	15,507	15,049	14,198
Effect of dilutive securities:
Employee stock option plan	306	442	355
Convertible subordinated debentures	4,349	4,349

Shares for diluted earnings per share	20,162	19,840	14,553

Diluted earnings per share	$0.93	$1.06	$0.34

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the years ended December 25, 2005, December 26, 2004, and December 28, 2003, options for approximately 243,000, 43,000 and 300,000 shares were excluded from the calculation of diluted earnings per share.

At its September 2004 meeting the FASB’s Emerging Issues Task Force reached a consensus, EITF Issue No. 04-8, that contingently convertible securities should be included in the calculation of diluted earning per share, regardless of whether the contingencies have been met or whether the market price contingency is substantive. This consensus was effective for fiscal 2004 and required retroactive restatement of diluted earnings per share for all prior periods presented. The impact for the year ended December 25, 2005 is a decrease to the Company’s diluted earnings per share by $.12 compared to the prior accounting principles. The impact for the year ended December 26, 2004 was a decrease to the Company’s diluted earnings per share by $0.16 compared to the prior accounting principles. There was no impact to the Company’s diluted earnings per share for the year ended December 28, 2003.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for the years ended December 25, 2005 and December 26, 2004

	For Year Ended December 25, 2005
	First	Second	Third	Fourth	Total
Revenues	$122,040	$125,678	$119,553	$124,768	$492,039
Operating income	11,110	13,277	10,433	8,038	42,858
Net income	4,760	5,828	3,704	2,369	16,661

Per share amounts:
Basic	$0.31	$0.38	$0.24	$0.15	$1.07
Diluted*	$0.26	$0.31	$0.21	$0.15	$0.93

	For the Year Ended December 26, 2004
	First	Second	Third	Fourth	Total
Revenues	$107,379	$107,255	$113,707	$123,024	$451,365
Operating income	11,005	14,641	10,423	6,698	42,767
Net income	5,140	7,291	4,370	2,112	18,913

Per share amounts:
Basic	$0.35	$0.49	$0.28	$0.14	$1.26
Diluted*	$0.29	$0.40	$0.24	$0.13	$1.06

*	Diluted earnings per share have been adjusted to include convertible subordinated debentures within calculation, as if converted as of the end of each quarter.

NOTE 12—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	For the Year Ended
	December 25, 2005		December 26, 2004		December 28, 2003
	Revenues*	Long-Lived Assets	Revenues*	Long-Lived Assets	Revenues*	Long-Lived Assets
United States	$421,895	$421,314	$414,142	$394,417	$321,346	$333,266
Pacific	34,435	25,206
Other Foreign	35,709	21,977	37,223	23,055	30,937	30,275

Consolidated	$492,039	$468,497	$451,365	$417,472	$352,283	$363,541

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual countries other than our Pacific Region, which includes New Zealand and Australia, are not considered material for separate disclosure in the table above.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

NOTE 13—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for revenues of 17% in 2005, 19% in 2004 and 24% in 2003 of the Company’s total revenues. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 14—STOCKHOLDER RIGHTS PLAN

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

The rights are separate from Navigant common stock and will only be exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, obtained the right to acquire or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of Navigant common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of Navigant common stock.

These rights will expire at the close of business on the one-year anniversary of the Rights Agreement, unless earlier redeemed by the Company.

NOTE 15—SUBSEQUENT EVENT

TQ3 Agreement

On December 29, 2004, the Company completed a Global Business Travel Venture Agreement with TQ3 Travel Solutions Management Holding GmbH. Under this agreement, Navigant agreed to purchase a 50% interest in TQ3 Travel Solutions GmbH. On January 3, 2006, the Company agreed with TQ3 Travel Solutions Management Holding GmbH to terminate this joint venture. As part of that termination, TQ3 Management Holding transferred its 50% stake in TQ3 Travel Solutions GmbH to Navigant. The transfer provides Navigant 100% ownership of TQ3 Travel Solutions GmbH. TQ3 Travel Solutions GmbH will retain the worldwide rights to the TQ3 brand name and trademark. At the date of the termination, the Company had invested approximately $3.4 million in the joint venture and had approximately $1.8 million receivable from the joint venture. The Company received a payment of approximately $6 million in connection with the termination of the joint venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 25, 2005. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2005.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

(i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) Provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 25, 2005. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We acquired privately-held SYNERGI Travel New Zealand Limited and SYNERGI Travel Australia Pty Limited or collectively, SYNERGI, during 2005. Due to the timing of these acquisitions, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 25, 2005, SYNERGI’s internal control over financial reporting associated with total assets of $9 million, which represents 1.6% of total assets included in our consolidated financial statements, and total revenues of $35 million, which represents 7.0% of total revenues included in our consolidated financial statements.

Based on our assessment, management has concluded that, as of December 25, 2005, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting during 2005

During the quarter ended December 25, 2005, we finalized the following measures to strengthen our internal control processes:

Segregation of Duties

•	We reviewed the responsibilities of the chief accounting officer who also has significant operational responsibility. As a result of that review, we reassigned accounting activities related to closing the books and accruing vendor revenues from the chief accounting officer to other individuals in the accounting and finance functions.

•	We finalized the development and implementation of an independent internal audit function in conjunction with our compliance function. This internal audit function is managed by our director of compliance, who reports directly to the audit committee.

Controls over Accounting for Acquisitions

•	We formalized and adopted the procedures for selecting and reviewing the work of external valuation specialists. Those procedures include policies as to when multiple external valuation specialists will be used. We believe that by the fiscal quarter December 25, 2005, we had acquired significant experience in evaluating and reviewing the work of external valuation specialists.

There were no other significant changes in our internal control over financial reporting that occurred during our fourth quarter ended December 25, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of our internal control over financial reporting has been audited by Deloitte & Touche, an independent registered public accounting firm, as stated in their report, which is included on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Navigant International, Inc.

Englewood, CO.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Navigant International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Navigant International Holdings Australia Pty Limited and Navigant International Holdings New Zealand, which were acquired in January 2005, and whose financial statements reflect total assets and revenues constituting      and      percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2005. Accordingly, our audit did not include the internal control over financial reporting at Navigant International Holdings Australia Pty Limited and Navigant International Holdings New Zealand. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year (52 weeks) ended December 25, 2005, of the Company and our report dated March 7, 2006, expressed an unqualified opinion on those financial statements and contains an explanatory paragraph concerning the Company’s change in its method of accounting for earnings per share to conform to the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per share.”

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Denver, Colorado

March 7, 2006

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

(c)	Exhibits:

Exhibit Index

Exhibit Number	Description of Document
3.1*	Form of Amended and Restated Certificate of Incorporation.

3.2*	Bylaws.

3.3*	Form of Amendment to Bylaws.

4.1*	Form of certificate representing shares of Common Stock.

10.1*	Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.2*	Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.3*	Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.4**	Amended and Restated Employment Agreement dated as of July 25, 2000 between Edward S. Adams and Navigant International, Inc.

10.5**	Amended and Restated Employment Agreement dated as of July 25, 2000 between Robert C. Griffith and Navigant International, Inc.

10.8*	Form of Employee Benefits Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.

10.9*	Form of Agent Reporting Agreement with Airline Reporting Company.

10.11*	Form of 1998 Stock Incentive Plan of Navigant International, Inc.

10.28***	Credit Agreement dated as of October 31, 2003 between Bank of America, N.A., as Administrative Agent, and Navigant International, Inc.

10.29****	Indenture Agreement for 4.875% Convertible Subordinated Debentures due 2023 dated November 7, 2003 between Wells Fargo Bank Minnesota, N.A., as Trustee, and Navigant International, Inc.

10.30****	Resale Registration Rights Agreement for 4.875% Convertible Subordinated Debentures dated November 7, 2003 between Banc of America Securities LLC, McDonald Investments Inc., LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc., Scotia Capital (USA) Inc., C.E. Unterberg, Towbin and Wells Fargo Securities, LLC and Navigant International, Inc.

10.31*****	Form of Employee Agreement between John S. Coffman and Navigant International, Inc.

10.32†	Partnership Interests Purchase Agreement dated May 24, 2004 between Navigant International, Inc., NWT Newco, Inc., Navigant International/North Central, Inc., Northwestern Travel Service, L.P., Northwestern Travel Service, Inc., Noble Family Limited Partnership and five Limited Partners.

Exhibit Number	Description of Document
10.33†††††	Employee Agreement between Eugene A. Over, Jr. and Navigant International, Inc. dated July 25, 2000.
10.34†††††	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Edward S. Adams and Navigant International, Inc.

10.35†††††	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Robert C. Griffith and Navigant International, Inc.

10.36†††††	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between John S. Coffman and Navigant International, Inc.

10.37†††††	Amendment to Amended and Restated Employment Agreement dated as of November 3, 2004 between Eugene A. Over, Jr. and Navigant International, Inc.

10.38††	Supplemental Indenture between Navigant International, Inc. and Wells Fargo Bank, National Association dated July 22, 2005.

10.39†††	Term Loan Credit Agreement dated as of August 29, 2005.

10.40†††	Amendment, Waiver and Consent to the Credit Agreement dated as of August 29, 2005.

10.41†††	Second Amendment to the Credit Agreement dated as of August 29, 2005.

10.42✓	Rights Agreement dated July 18, 2005, between Navigant International, Inc. and American Stock Transfer & Trust Company, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the preferred stock as Exhibit C.

10.43✓✓	Third Amendment and Waiver to the Credit Agreement dated November 3, 2005.

10.44✓✓	Amendment and Waiver to the Term Loan Credit Agreement dated November 3, 2005.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

23.2	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference herein from Navigant’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1998 (File No. 333-46539).
**	Incorporated by reference herein from Navigant’s Report on Form 10-Q for the quarterly period ended September 24, 2000, filed with the Securities and Exchange Commission on November 7, 2000 (File No. 0-24387).
***	Incorporated by reference herein from Navigant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003 (File No. 0-24387).
****	Incorporated by reference herein from Navigant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 2004 (File No. 333-112347).
*****	Incorporated by reference herein from Navigant’s Annual Report on Form 10-K filed March 12, 2004 (File No. 0-24387).
†	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 1, 2004 (File No. 0-24387).
††	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 22, 2005 (File No. 0-24387).
†††	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed September 2, 2005 (File No. 0-24387).
††††	Previously filed.
†††††	Incorporated by reference herein from Navigant’s Annual Report on Form 10-K filed October 7, 2005.
✓	Incorporated by reference herein from Navigant’s Current Report on Form 8-K filed July 19, 2005.
✓✓	Incorporated by reference herein from Navigant’s Quarterly Report on Form 10-Q filed on November 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 8, 2006.

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