Form 10-Q
period 2006-03-26
NAVIGANT INTERNATIONAL INC
filed 2006-05-05
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of April 26, 2006 the registrant had 16,746,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 26, 2006	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,641	$4,121
Accounts receivable, less allowance for doubtful accounts of $260 and $277	91,490	97,323
Prepaid expenses and other current assets	7,504	7,210
Deferred income taxes	1,242	4,073
Income tax receivable	2,113	2,233

Total current assets	110,990	114,960

Property and equipment, net	27,601	29,188
Goodwill	401,704	398,475
Intangible assets, net of accumulated amortization of $18,368 and $17,301	27,775	29,263
Other assets	7,796	11,571

Total assets	$575,866	$583,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$100	$100
Short-term portion of capital lease obligations	2,511	2,253
Accounts payable	20,417	15,902
Accrued compensation	15,854	12,481
Customer deposits	27,421	32,870
Deferred revenue	7,278	7,284
Other accrued liabilities	18,167	16,558

Total current liabilities	91,748	87,448

Long-term debt	203,401	213,225
Capital lease obligations	2,788	3,096
Deferred income taxes	17,974	20,934
Deferred revenue	4,487	6,408
Other long-term liabilities	1,183	1,116

Total liabilities	321,581	332,227

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,746,000 issued	17	17
Additional paid-in capital	171,129	170,959
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	88,451	84,783
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,834	5,454
Effect of interest rate swaps	782	945

Total accumulated other comprehensive income	5,616	6,399

Total stockholders’ equity	254,285	251,230

Total liabilities and stockholders’ equity	$575,866	$583,457

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended

	March 26, 2006	March 27, 2005
Revenues	$121,538	$122,040
Operating expenses	70,718	71,327
General and administrative expenses	36,768	35,255
Depreciation and amortization expense	4,047	4,348

Operating income	10,005	11,110

Other (income) expenses:
Interest expense	4,147	3,467
Interest income	(52)	(28)
Other, net	(29)	39

Income before provision for income taxes	5,939	7,632
Provision for income taxes	2,271	2,872

Net income	3,668	4,760
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(620)	(224)
Unrealized gain (loss) on derivatives designated as hedges		792

Comprehensive income	$3,048	$5,328

Weighted average number of common shares outstanding:
Basic	15,514	15,492
Diluted	20,385	20,130
Net income per share:
Basic	$0.24	$0.31
Diluted	$0.21	$0.26

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net income	$3,668	$4,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,047	4,348
Amortization of deferred gain on interest rate swaps	(163)
Stock-based compensation expense	105
Income tax benefit from employee exercise of stock options		26
Deferred tax provision (benefit)	(64)	1,003
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	6,006	(938)
Prepaid expenses and other current assets	(294)	(1,295)
Income tax receivable	120	210
Accounts payable	4,242	(176)
Other accrued liabilities	(163)	5,823
Deferred income	(1,912)	(1,578)
Other	400	1,070

Net cash provided by operating activities	15,992	13,253

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(359)	(2,752)
Investment in joint venture - TQ3	(200)	(2,524)
Return of investment in joint venture - TQ3	3,650
Cash paid in acquisitions and earn-out consideration, net of cash received	(1,265)	(30,503)

Net cash provided by (used in) investing activities	1,826	(35,779)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(796)	(223)
(Payments of) proceeds from credit facility, net	(3,746)	29,732
Payments of term loan debt	(8,525)	(2,500)
Proceeds from exercise of stock options		103

Net cash (used in) provided by financing activities	(13,067)	27,112

Effect of exchange rate changes on cash and cash equivalents	(231)	(43)

Net increase in cash and cash equivalents	4,520	4,543
Cash and cash equivalents at beginning of period	4,121	2,805

Cash and cash equivalents at end of period	$8,641	$7,348

Supplemental disclosures of cash flow information:
Interest paid	$2,901	$1,878
Income taxes paid	$989	$1,041

Non-cash transactions:

•	During the three months ended March 26, 2006 and March 27, 2005, the Company acquired $646 and $1,187 in fixed assets through capital lease transactions.

•	During the three months ended March 26, 2006, additional purchase consideration of $3.0 million was accrued as goodwill resulting from the cash consideration due to the former owners of a meetings and incentive company acquired in 2004.

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 1— BACKGROUND

Description of Business

Navigant International, Inc. (the “Company” or “Navigant”), a Delaware corporation, is the second largest provider of corporate travel management services in the United States, based on the number of airline tickets sold in 2005. The Company serves corporate, government, military, leisure and meetings and incentive clients. The Company manages all aspects of its clients’ travel processes, focusing on reducing their travel expenses.

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 26, 2006, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 26, 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Recent Accounting Pronouncements

FAS 123(R)

Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“FAS 123(R)”) on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the quarter ended March 26, 2006, as more fully described in Note 6 to the Company’s consolidated financial statements.

FAS 156

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires the recognition of a servicing asset or servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. FAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. FAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 to affect future reporting or disclosures.

NOTE 3—TQ3 AGREEMENT

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

At the date of the termination, the Company had invested approximately $3.7 million in the joint venture and had approximately $2.0 million in receivables due from the joint venture. The Company received a payment of approximately $6.0 million in connection with the termination of the joint venture, which served to offset costs incurred by Navigant as partner in the joint venture agreement and to liquidate the receivables due from the joint venture. The Company recorded the proceeds from the termination of the joint venture agreement as a return of its $3.7 million investment in TQ3 Travel Solutions GmbH, liquidation of the $2.0 million receivable balance due from the joint venture and an offset to other costs associated with the termination agreement. In addition, the Company recorded a gain of approximately $82 thousand from the termination of the joint venture, which is included as part of Other, net in the Company’s consolidated statement of income and comprehensive income for the three months ended March 26, 2006.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the three months ended March 26, 2006 is as follows:

For the Three Months Ended March 26, 2006
Balance as of beginning of period	$398,475
Additional purchase consideration paid or accrued during period	4,265
Foreign currency adjustments	(1,036)

Balance as of end of period	$401,704

During the three months ended March 26, 2006, additional purchase consideration aggregating approximately $1.3 million was paid based on subsequent earnings of previously acquired companies. Additional purchase consideration aggregating $3.0 million was recorded as goodwill in the three months ended March 26, 2006 based on cash consideration due to the owners of a meetings and incentive company acquired in 2004.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Intangible Assets

Intangible assets, excluding goodwill, as of March 26, 2006 and December 25, 2005 consist of:

	March 26, 2006			December 25, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer-related intangibles	$35,811	$16,660	$19,151	$35,811	$15,632	$20,179
Acquisition-related developed technology	1,874	1,638	236	1,874	1,510	364
Non-compete agreement	182	30	152	182	26	156
Finite-lived trademarks and trade names	500	145	355	500	133	367
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300
Foreign currency translation adjustments	(524)	(105)	(419)	(103)		(103)

Total intangible assets, excluding goodwill	$46,143	$18,368	$27,775	$46,564	$17,301	$29,263

NOTE 5—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Three Months Ended
	(In Thousands, Except Per Share Amounts)
	March 26, 2006	March 27, 2005
Basic earnings per share
Net income	$3,668	$4,760
Weighted average shares outstanding	15,514	15,492

Basic earnings per share	$0.24	$0.31

Diluted earnings per share
Net income	$3,668	$4,760
After tax interest expense on convertible debt	544	544

Net income for diluted earnings per share	$4,212	$5,304

Weighted average shares outstanding	15,514	15,492
Effect of dilutive securities:
Employee stock option plan	522	289
Convertible subordinated debentures	4,349	4,349

Shares for diluted earnings per share	20,385	20,130

Diluted earnings per share	$0.21	$0.26

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three months ended March 26, 2006 and March 27, 2005, options for approximately 962,000 and 258,000 shares were excluded from the calculation of diluted earnings per share.

NOTE 6—STOCK-BASED COMPENSATION

Effective December 26, 2006, the Company adopted FAS 123(R) using the modified prospective transition method. FAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

Periods prior to the adoption of FAS 123(R)

Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123. The Company did not recognize stock-based compensation expense in its statement of operations for the periods prior to the adoption of FAS 123(R) as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (as discussed in Note 5, diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of the end of each period). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized, on a straight-line basis, over the respective vesting periods of the awards.

Three Months Ended March 27, 2005
Net income:
As reported	$4,760
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(94)

Pro forma	$4,666

Net income per share:
As reported:
Basic	$0.31
Diluted	$0.26
Pro forma:
Basic	$0.30
Diluted	$0.26

Disclosures for the three months ended March 26, 2006 are not presented because stock-based payments were accounted for under FAS 123(R)’s fair-value method during this period.

Adoption of FAS 123(R)

During the quarter ended March 26, 2006, the Company recorded stock-based compensation cost based on the amount that would have been recognized had the fair value method been applied since the effective date of FAS 123(R). Results for prior periods have not been restated. As required by FAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. The effect of recording stock-based compensation for the three month period ended March 26, 2006 was as follows:

For the Three Months Ended March 26, 2006
Total stock-based employee compensation expense determined under fair value method	$170
Tax effect on stock-based compensation expense	(65)

Net effect on net income	$105

There was no impact on basic or diluted earnings per share of the change in accounting method.

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

Valuation assumptions

In connection with the adoption of FAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes option valuation model. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions:

For the Three Months Ended March 26, 2006
Expected life of option	4.3 – 7.8 years
Risk free interest rate	4.46% – 4.48%
Expected volatility of stock	44.30% – 87.94%
Dividends	0.00%

Expected life of option: The Company’s expected life of option represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee termination.

Risk free interest rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the U.S. Treasury yield curve in effect at the time of the grant. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available maturities.

Expected volatility of stock: The Company bases the expected volatility of stock used in the Black-Scholes valuation model on the Company’s historical stock prices and other factors.

Dividends: The Black-Scholes valuation model includes a single expected dividend yield as an input. The Company has not issued any dividends.

Estimated forfeitures: When estimating forfeitures, the Company considers historical forfeiture behavior, as well as other factors.

Employee Stock Option Plan

In June 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”), which is shareholder approved. The Plan permits the grant of share options to its employees and non-employee directors for up to 3.9 million shares of common stock. Common stock used to satisfy share option exercises come from either authorized but unissued shares or from previously issued shares that the Company reacquires, including shares it purchases on the open market. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. Stock options granted under the Plan provide for accelerated vesting if there is a change in control. At March 26, 2006, the Company had 200,992 shares available for future option grants.

A summary of option transactions under the Plan follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 25, 2005	2,527,293	$10.48
Granted	42,500	12.22
Exercised
Forfeited or expired	(3,955)	12.25

Outstanding at March 26, 2006	2,565,838	$10.50	2.89	$4,852

Exercisable at March 26, 2006	2,423,965	$10.33	2.61	$4,803

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

The weighted-average grant-date fair value of options granted was $9.68 for the three months ended March 26, 2006. There were no options exercised during the three months ended March 26, 2006.

As of March 26, 2006, there was $637 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 7—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	As Of and For the Quarter Ended
	March 26, 2006		March 27, 2005
	Revenues*	Long-Lived Assets	Revenues*	Long-Lived Assets
United States	$102,607	$416,364	$105,307	$426,330
Pacific	9,296	24,943	7,872	21,039
Other Foreign	9,635	23,569	8,861	10,166

Consolidated	$121,538	$464,876	$122,040	$457,535

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual foreign countries other than our Pacific Region, which includes New Zealand and Australia, are not considered material for separate disclosure in the table above.

NOTE 8—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for approximately 17% of the Company’s total revenues in the first quarter of 2006 and 16% of the Company’s total revenue in the first quarter of 2005. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Additional Purchase Consideration

Subject to contingencies, the Company may be obligated to pay up to $0.5 million in July 2006 and up to $0.5 million in the first quarter of 2007 of additional purchase consideration for previously acquired companies. These amounts were not recorded as liabilities since the realization of applicable contingencies is not considered probable as of March 26, 2006.

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

Pursuant to a Partnership Interests Purchase Agreement effective May 24, 2004 (the “Purchase Agreement”), the Company acquired Northwestern Travel Service, L.P. (“Northwestern”). In this transaction, shares of Navigant common stock were exchanged as partial consideration for the sale, and the Company provided certain covenants and made representations and warranties on certain matters. The Purchase Agreement also provided that the Company would indemnify the sellers for breaches of covenants and of representations and warranties.

On March 15, 2006, the Company received a Demand for Arbitration from the Noble Family Limited Partnership, one of the sellers under the Purchase Agreement. The Demand is based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding Navigant available and to file with the SEC required reports and other documents. The Demand also asserts breaches of representations and warranties relating to compliance of the Company’s SEC reports and financial statements with applicable laws, rules and requirements. The Demand was filed with the American Arbitration Association and asserts that the claimants are seeking damages equal to approximately $5 million. Navigant filed its response to the Demand on April 10, 2006, generally denying the claims made in the Demand. Although the Company cannot predict the outcome of this matter, Navigant denies liability and will vigorously defend the arbitration or any other legal action based upon the claims made in the Demand. The Company is unable to state that an outcome unfavorable to the Company in this matter is either probable or remote, as those terms are defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or to estimate a potential range of loss.

Post Employment Benefits

The Company has entered into employment agreements with senior employees, including its chief executive officer and chief financial officer, which could result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at March 26, 2006 related to these agreements, as a change of control is not considered probable as that term is defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As of March 26, 2006, the total obligation would be approximately $6.4 million should future changes in control occur related to these agreements.

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

NAVIGANT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Unless Otherwise Noted)

(Unaudited)

NOTE 10—SUBSEQUENT EVENTS

Term Loan Credit Agreement

On August 29, 2005, the Company entered into the Term Loan Credit Agreement dated as of August 29, 2005 (the “Term Loan”) and borrowed $10 million. Under the Term Loan, the Company was obligated to pay the full-term loan balance of $10 million by March 31, 2006. In January 2006, the Company received approximately $6 million as part of the termination of the joint venture with TQ3 Travel Solutions Management Holdings GmbH as more fully described in Note 2 to the Company’s consolidated financial statements. The Company used those proceeds to repay a portion of the Term Loan due March 31, 2006. On March 31, 2006, the Company repaid the remaining Term Loan principal amount and related interest.

Merger Agreement

On April 26, 2006, the Company, Carlson Wagonlit B.V. (“CWT”), and Horizon Merger Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Navigant, with Navigant continuing as the surviving corporation (the “Merger”). At the effective time of the Merger, Navigant will become a wholly owned subsidiary of CWT, and each outstanding share of Navigant common stock will be converted into the right to receive $16.50 in cash, without interest. The Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement have been approved by Navigant’s board of directors.

The consummation of the Merger is subject to various conditions, including, but not limited to, (i) the approval of the Merger and the Merger Agreement by the stockholders of Navigant, (ii) the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and all other requisite approvals and consents under applicable foreign antitrust laws being obtained, (iii) the consummation of the transactions contemplated by a transaction agreement among Accor S.A., Carlson Companies, Inc. (“CCI”), an affiliate of One Equity Partners II, L.P. (“OEP”), CWT and the other parties thereto (the “CWT Recapitalization”), following which CCI will hold a 55% interest in CWT and OEP will hold a 45% interest in CWT, and (iv) the debt financing being obtained in accordance with the terms and conditions of the financing commitment letters provided to CWT or on terms and conditions substantially similar to the terms and conditions contained in such commitment letters.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by the mutual written consent of Navigant and CWT. Either Navigant or CWT may terminate the Merger Agreement if (i) the Merger is not completed by August 31, 2006, or, upon the occurrence of certain events, November 30, 2006 (in either case, the “Termination Date”), (ii) any action by a governmental authority prohibiting the completion of the Merger becomes final or non-appealable, or (iii) the stockholders of Navigant do not vote in favor of the Merger and the Merger Agreement. In addition, Navigant may terminate the Merger Agreement if, among other things, (i) the Navigant board of directors determines that it is required to do so pursuant to its fiduciary duties in order to accept a “superior proposal” (as defined in the Merger Agreement), and otherwise complies with certain terms of the Merger Agreement, or (ii) the CWT Recapitalization is not consummated. Further, CWT may terminate the Merger Agreement if, among other things, (i) Navigant’s board of directors changes its recommendation to the stockholders of Navigant regarding the Merger and the Merger Agreement, (ii) the CWT Recapitalization is not consummated, or (iii) there is a Material Adverse Effect (as defined in the Merger Agreement) with respect to Navigant. Under certain specified circumstances, Navigant or CWT, as applicable, may be required to pay a termination fee of $15 million to the other party.

The Merger, if consummated, would constitute a “Change of Control” under the terms of the Indenture Agreement, dated as of November 7, 2003, as amended on July 22, 2005 (the “Indenture”), between Navigant and Wells Fargo Bank, National Association, relating to Navigant’s 4.875% convertible subordinated debentures due 2023 (the “Debentures”). Pursuant to the terms of the Indenture, if a Change of Control of Navigant occurs, then the Debentures may be surrendered for conversion at any time from and after fifteen (15) days prior to the anticipated effective date of the Merger until fifteen (15) days after the actual effective date of the merger. In addition, as a result of the Change of Control, the conversion rate of the Debentures will be adjusted in accordance with the terms of the Indenture.

Rights Agreement Amendment

Immediately prior to the execution of the Merger Agreement, the Company and the Rights Agent entered into the Rights Agreement Amendment, which (i) provides that neither the execution of the Merger Agreement nor the consummation of the Merger will trigger the provisions of the Rights Agreement and (ii) extends the final expiration date of the rights from July 18, 2006 until December 31, 2006.

The Rights Agreement Amendment provides that neither CWT nor any of its affiliates, associates, or stockholders, or the general partners, limited partners, or members of such stockholders (the “Exempted Persons”), shall be deemed to be an “Acquiring Person,” and neither a “Distribution Date” nor a “Stock Acquisition Date” shall be deemed to have occurred, in each case solely by virtue of or as a result of (i) any agreements, arrangements or understandings among the Exempted Persons in connection with the Merger Agreement or the Merger, (ii) the execution and delivery of the Merger Agreement or (iii) the acquisition of any Common Stock pursuant to the Merger Agreement or the consummation of the Merger. The Rights Agreement Amendment also extends the “Final Expiration Date” from July 18, 2006 until December 31, 2006 and redefines “Final Expiration Date” to include a potential earlier date and time at which the Merger becomes effective.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should carefully consider the risks described in Item 1A. Risk Factors of Part II – Other Information and other factors that may be identified from time to time in our filings with the Securities and Exchange Commission or SEC. If any of these risks should actually occur, our actual results could differ materially from our forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is intended to help the reader understand Navigant, our operations and our present business environment. MD&A is provided as a supplement to our consolidated financial statements and accompanying notes. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the travel services industry. Our strengths and strategic initiatives are described in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2005. Also included in Item 7 of our Annual Report is information about our dividend policy and financial risk management.

•	Application of Critical Accounting Policies – Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2005. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three months ended March 26, 2006 are the same as those described in our Annual Report for the year ended December 26, 2006. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

•	Operations Review – a discussion of our consolidated results of operations for the three months presented in our consolidated financial statements, including explanations of our components of revenue. Our company operates in one business sector – air travel and ancillary products - and our customers are geographically diverse with no single customer base concentrated in a single industry. We present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements and contractual obligations and a discussion regarding our account receivables.

On April 26, 2006, we entered into an Agreement and Plan of Merger with Carlson Wagonlit B.V. Pursuant to the terms of the merger agreement, Carlson Wagonlit B.V. will acquire all of our outstanding common stock in a cash merger at a price of $16.50 per share. The Merger is subject to regulatory and stockholder approvals, as well as other closing conditions. See Note 10 to the consolidated financial statements in Item 1 of this Quarterly Report for more information.

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

On December 29, 2004, we completed a Global Business Travel Venture Agreement with TQ3 Travel Solutions Management Holding GmbH. Under this agreement, we purchased a 50% interest in TQ3 Travel Solutions GmbH. TQ3

Travel Solutions GmbH operates an international network of licensees providing corporate travel management services. On January 3, 2006, we agreed with TQ3 Travel Solutions Management Holding GmbH to terminate this joint venture. As part of that termination, TQ3 Management Holding GmbH transferred its 50% stake in TQ3 Travel Solutions GmbH to us. The transfer provides us with 100% ownership of TQ3 Solutions GmbH and we intend to continue to operate the TQ3 Travel network. We, through TQ3 Travel Solutions GmbH, retain the worldwide rights to the TQ3 brand name and trademark.

We believe that by providing high quality service, proprietary technology, a local presence and entering into management contracts, we are able to retain a significant portion of our clients from year to year. Through our acquisition of TQ3 Travel Solutions, GmbH and international subsidiaries we believe that we have expanded our global reach and further solidified our ability to effectively serve the interests of our major customers in key worldwide markets. Through Scheduled Airlines Traffic Offices, Inc., or SatoTravel®, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. Our TQ3Navigant Performance Group provides innovation and expertise in the areas of incentive programs, meetings and special events. We also provide specific group and leisure travel services, largely to our corporate clients. On April 26, 2006, we had 120 regional and branch offices and approximately 600 client on-site locations.

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

We believe that successfully competing in this industry requires significant technological and financial resources, and that larger corporate travel management companies therefore may have a competitive advantage. Accordingly, we believe the corporate travel management industry is undergoing a period of consolidation and that significant growth opportunity exists. We believe that large companies providing integrated systems from purchasing to data collection, offering their services through both traditional and online means, will eventually be more successful.

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

The industry has been undergoing numerous challenges since the September 11, 2001 terrorist attacks, including the decline in travel from the levels that existed prior to those attacks, the recession in the U.S. economy, continued geopolitical instability, world health concerns and rising energy prices. These challenges, in part, led to bankruptcy filings by major airlines, including United Airlines, US Air, Delta Air Lines and Northwest Airlines. Many factors could cause other airlines to experience adverse economic pressure, which could lead to other carriers seeking bankruptcy protection as well.

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

The revenues shown on our income statement consist of (a) our management fees and service fees and (b) amounts received from vendors after allocating vendor revenues to clients under any management fee contract. Below is a table showing a breakout of these components of revenues. The amounts shown in the table below are estimates of the two revenue components based upon a review of customer invoices.

	Three Months Ended (In thousands, except percentages)
Revenue Components	March 26, 2006	As a Percentage of Revenues	March 27, 2005	As a Percentage of Revenues
Revenue from clients	$86,319	71.0%	$84,035	68.9%
Revenue from vendors	35,219	29.0%	38,005	31.1%

Total	$121,538	100.0%	$122,040	100.0%

We also enter into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Overview and Recent Trends

Our consolidated results of operations for the three months presented in our consolidated financial statements were impacted by the following trends:

•	Strengthening Transactions Levels – Our transaction volume for the three-month period ended March 26, 2006 was approximately 10% greater than transaction volume for the three month period ended March 27, 2005. This period over period increase is due to new customers and internal growth in transactions from our existing customer base. We expect this trend to continue into the rest of 2006. This expectation is supported by industry data and independent reports that project high levels of business travel throughout 2006.

•	Pricing Stabilization – During 2003 and 2004, we experienced reductions in average price for each transaction type we offer to customers. However, during 2005 and the three months ended March 26, 2006 average prices per transaction were in line with 2004 average prices per transaction, which we believe demonstrates the trend toward pricing stabilization in the marketplace.

•	Increased Adoption of Online Solutions – During the three years ended December 25, 2005 and through the three months ended March 26, 2006, we experienced increasing adoption of online solutions by our corporate clients. In isolation, the adoption of online solutions by our corporate clients would serve to decrease our revenues and increase our gross profit margin. Historically, we were unable to remove direct costs related to full service transactions at the same rate as online adoption, and therefore, the improvement in gross profit margin frequently trailed the proportionate reduction in revenue that results from increased adoption of online solutions. However, beginning in the fourth quarter of 2005 through the first quarter of 2006 our gross profit margin improved due to our ability to balance direct costs with transaction levels and improve productivity. We believe we are positioned to support our clients’ adoption of online solutions through our technology offerings. With our operating disciplines aimed at matching operating expenses to transactions, online adoption and revenue, we believe that growth in the percentage of online transactions will benefit margins as we continue to make progress in reducing call center and on-site staffing costs commensurate with online adoption levels.

Revenue

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
Revenue	$121,538	$122,040	(0.4)%

The comparative first quarter results reflect a single incentive program with revenues of approximately $6.6 million that occurred in 2005; this program was not repeated in 2006. This decrease only resulted in a decrease of operating income of approximately $0.9 million as operating expenses of approximately $5.7 million related to the 2005 incentive program were not incurred in 2006. Excluding the impact of this program, revenue would have increased on a year over year basis by approximately $6.1 million due to the increase in volume of transactions for the three months ended March 26, 2006 over the three months ended March 27, 2005. The increase in the volume of transactions is the result of new customer wins and increased travel volumes from existing clients. Due to continued growth in online adoption the impact of the increased volume of transactions was partially offset by a decline in revenue per transaction compared with the prior year level. However, the overall trend toward pricing stabilization in the marketplace remains intact.

Operating Expenses

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
Operating expenses	$70,718	$71,327	(0.9)%
As a percent of revenue	58.2%	58.4%

The overall decrease of $0.6 million in operating expenses for the three months ended March 26, 2006 over the three months ended March 27, 2005 is primarily due to a single incentive program occurring in 2005 but not in 2006, offset by increases in labor expense. In 2005, our meetings and incentive business recorded approximately $5.7 million of operating expenses in the first quarter for an event that did not recur in 2006. Offsetting this decrease was an increase in labor expenses of approximately $1.5 million related to annual raises for employees that were effective July 2005, increased health insurance costs and an increase in agent headcount to accommodate the increase in transactions resulting from new customer wins. In addition, certain amounts related to travel arrangements made on behalf of our clients that were paid to us by vendors; but, subject to the terms of certain management fee contracts, were passed through to our clients increased by about $2.0 million for the three months ended March 26, 2006 over the three months ended March 27, 2005 consistent with the increase in transaction volume. See “revenue components” section above for explanation of management fee contracts. The remaining portion of the offset is attributable to general increases in communication and other costs associated with the increased volume of transactions.

Our direct operating expenses include principally labor expense (which comprised 64% and 59% of direct operating expenses for the three months ended March 26, 2006 and March 27, 2005), communication costs and other costs associated with the selling and processing of travel reservations, including certain amounts related to travel arrangements made on behalf of some of our clients that were paid to us by vendors; but, subject to terms of certain management fee contracts, pass through to our clients. Labor expense as a percentage of total direct operating expenses increased for the three months ended March 26, 2006 over the three months ended March 27, 2005 primarily due to the decrease in our meetings and incentive business in 2006 compared to 2005. Direct operating expenses for our meetings and incentive business generally have labor expense comprising 4-8% of total direct operating expenses. Additionally, salary increases provided in July 2005, as well as increased health insurance costs served to increase labor expense as a percentage of total direct operating expenses for the three months ended March 26, 2006 over the three months ended March 27, 2005.

General and Administrative Expenses

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
General and administrative expenses	$36,768	$35,255	4.3%
As a percent of revenue	30.3%	28.9%

The increase in general and administrative expenses of $1.5 million for the three months ended March 26, 2006 over the three months ended March 27, 2005 was primarily due to approximately $1.6 million of additional labor related cost increases discussed below.

Our general and administrative expenses include principally labor expense (which comprised 55% and 54% of total general and administrative expenses for the three months ended March 26, 2006 and March 27, 2005), occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased for the three months ended March 26, 2006 over the three months ended March 27, 2005 as a result of salary increases provided in July 2005, as well as increased health insurance costs.

Depreciation and Amortization Expenses

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
Depreciation and amortization expenses	$4,047	$4,348	(6.9)%
As a percent of revenue	3.3%	3.6%

The decrease of $0.3 million in depreciation and amortization expense for the three months ended March 26, 2006 over the three months ended March 27, 2005 was primarily due to a decrease in amortization expense of $0.2 million resulting from the amortization method applied to customer-related intangible assets acquired as part of 2001 through 2005 acquisitions that reflects the pattern in which the economic benefits of the intangible asset contribute directly or indirectly to our future cash flows. Therefore, amounts amortized in the years closest to the acquisition are greater than subsequent years.

Other Expenses (Income)

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
Other expenses (income)	$4,066	$3,478	16.9%
As a percent of revenue	3.3%	2.8%

A significant portion of other expenses (income), which is presented net above, is interest expense. Interest expense of $4.1 million for the three months ended March 26, 2006 increased over the three months ended March 27, 2005 by approximately $0.7 million or 19.6%. This increase is due partly to the increase in average interest rate from 6.8% for the first quarter of 2005 to 8.1% for the first quarter of 2006 that resulted in approximately $0.6 million of additional interest expense. In addition, the weighted average debt balance increased from $203.1 million for the first quarter 2005 to $205.3 million for the first quarter 2006 that resulted in an increase in interest expense of approximately $0.1 million.

Provision For Income Taxes

(in thousands, except percentages)

	Three months ended
	March 26, 2006	March 27, 2005	Percentage Change
Provision for income taxes	$2,271	$2,872	(20.9)%

Variances in our income tax expense are directly attributable to our different levels of pre-tax income, as our effective tax rate has remained virtually the same.

Liquidity, Capital Resources and Financial Position

Capital Resources

Our sources of capital include cash flows from operating activities and financial institution borrowings. At March 26, 2006, we had cash and cash equivalents of $8.6 million and, we had $26.5 million available under our revolving Credit Facility to meet our cash requirements. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet all of our cash requirements, including debt maturities, up to October 31, 2007, which is the date our current Credit Facility matures. We expect to refinance the Credit Facility through financial institutions prior to its 2007 maturity date. We cannot assure you that we will refinance the Credit Facility on reasonable terms, if at all. We believe that cash flow from operating activities will be sufficient to meet all other cash requirements from October 31, 2007 through 2008. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at March 26, 2006 was approximately $457.7 million.

Cash Sources and Uses

Our primary sources of cash have been cash provided by operating activities and proceeds from long-term debt. The primary uses of cash have been for acquisitions, the repayment of debt, related interest payments, capital expenditures and capital lease obligations. In January 2006, we received approximately $6.0 million as part of the termination of the joint venture with TQ3 Travel Solutions Management Holdings GmbH. See Note 3 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report.

A summary of activity for the first quarters of 2006 and 2005 follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(in thousands)
Cash sources:
Cash provided by operating activities	$15,992	$13,253
Proceeds from credit facilities, net		29,732
Proceeds from exercise of stock options		103
Return of investment in joint venture – TQ3	3,650

Total cash sources	19,642	43,088

Cash uses:
Additions to property and equipment, net of disposals	359	2,752
Acquisitions, earn-out consideration and other equity investments	1,465	33,027
Payments of long-term debt and capital leases, net	4,542	223
Repayments of term loan debt	8,525	2,500
Other	231	43

Total cash uses	15,122	38,545

Increase in cash	$4,520	$4,543

Operating Activities

Cash flow provided by operating activities for the three months ended March 26, 2006 includes approximately $2.0 million of the total proceeds from the termination of the TQ3 joint venture, which were used to liquidate receivables due from the joint venture at the time of termination. In addition, a portion of the total proceeds from the termination was used to recover costs associated with the termination.

Based on our budget as of the date of this report, we anticipate that our working capital needs will be minimal for the rest of 2006. This amount is subject to change based upon actual revenues and developments during the year. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet our working capital needs. We intend to use a significant portion of future cash flow provided by operating activities to repay long-term debt.

Investing Activities

During the three month period ended March 26, 2006, we did not make any acquisitions of other travel management companies. Currently, our Credit Facility limits our ability to consummate acquisitions without the consent of the participating banks.

During the three months ended March 26, 2006, additional purchase consideration aggregating approximately $1.3 million was paid based on subsequent earnings of previously acquired companies. Also, in April 2006 we paid additional purchase consideration of approximately $4.9 million to former owners of a company acquired in 2004 and are obligated to pay an additional $5.1 million by the end of third quarter 2006. Subject to contingencies, we may be obligated to pay up to $0.5 million in July 2006 and up to $0.5 million in the first quarter of 2007 of additional purchase consideration for previously acquired companies.

Historically, capital expenditures for equipment and expansion of facilities were funded from cash flows from operating activities and supplemented as necessary by borrowings under the Credit Facility. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The decrease in additions to property and equipment for the three months ended March 26, 2006 over the three months ended March 27, 2005 is primarily attributed to cash outlays made in 2005 that were associated with our internally developed software. We plan to invest approximately $9.0 million in capital expenditures throughout the rest of 2006 to fund general computer equipment, office furniture and leasehold improvement needs. We plan to fund these capital expenditures through cash flows from operating activities, supplemented as necessary by borrowings under the Credit Facility.

Financing Activities

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The revolving credit line had an outstanding balance of $90.0 million as of March 26, 2006, and the term loan had an outstanding balance of $27.5 million as of March 26, 2006. We funded this Credit Facility on November 7, 2003 and it matures on October 31, 2007. On August 29, 2005, we executed and funded an additional $10.0 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. In January 2006, we repaid approximately $6.0 million of the Term Loan. We repaid the remaining balance on the Term Loan on March 31, 2006. The Credit Facility is guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.

As part of the Credit Facility and with respect to the initial term loan, we are obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. We borrow and repay periodically under our revolving credit line. As of March 26, 2006, we are obligated to repay approximately $11.5 million of the outstanding term loan balances during the rest of 2006. Since we intend to refinance the term loans from the available balance on the Credit Facility, they are classified as long-term debt.

As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, at various times during 2005, we did not comply with the consolidated total leverage ratio, consolidated fixed charges coverage ratio and the senior debt leverage ratio as defined in our credit facility covenants in the Credit Facility. During 2005, our lenders waived our events of non-compliance and amended these covenants. See Note 5 in the notes to the consolidated financial statements in Item 8 of our 2005 Annual Report. In connection with the Credit Facility amendments, we incurred bank fees and other professional fees aggregating approximately $2.2 million, which are included in other assets on the balance sheet as of March 26, 2006 and amortizing as increases to interest expense over the term of the Credit Facility and convertible subordinated debentures.

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

See Note 7 to the notes to consolidated financial statements in Item 8 of our 2005 Annual Report for details of our operating lease commitments. We have undrawn letters of credit outstanding in favor of third parties totaling $3.5 million supported by our Credit Facility.

Accounts Receivable

Our accounts receivable balance decreased during the first quarter of 2006, with the balance decreasing 6.0% from $97.3 million as of December 25, 2005 to $91.5 million as of March 26, 2006. A portion of this decrease results from the liquidation of approximately $2.0 million in receivables as part of the termination of the TQ3 joint venture agreement. The remaining portion of the decrease is attributed to a decline in meeting and incentive business and our efforts to shift customers on account to the use of point-of-sale credit cards. Our past due receivables and our historical trend of uncollectible receivables has continued to improve during the first quarter of 2006 resulting in a lowering of our allowance for doubtful accounts.

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

Over the past few years and through the beginning of our first quarter 2006, receivables had increased at a rate disproportionate to revenue, in part, as a result of our operations outside of North America increasing at a pace greater than our North American operations. Generally, more customers outside of North America buy their tickets on credit while the majority of our North American customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift all our customers to the use of point-of-sale credit cards, the increase of our operations outside of North America has resulted in an increase in our overall receivables balance during the past couple years prior to 2006. Based on the results of the three months ended March 26, 2006, we believe that this trend has reversed, and expect customers outside of North America to continue to increase their use of credit cards.

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

Recent Accounting Pronouncements

Effective December 26, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” on a modified prospective basis. As a result, we have included stock-based compensation costs in its results of operations for the quarter ended March 26, 2006, as more fully described in Note 6 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report. The adoption of the new accounting method did not materially affect our results of operations.

See other details on recent accounting pronouncements in Note 2 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our banks’ prime rate or the LIBOR rate, as discussed in Note 5 in our 2005 Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility and Term Loan at March 26, 2006 of $121.5 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $608 thousand annualized increase or decrease in interest expense. We also may enter into certain hedging activities that mitigate or offset the risk of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 26, 2006. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 26, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 26, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2006, we received a Demand for Arbitration from the Noble Family Limited Partnership, one of the sellers under the Purchase Agreement. The Demand is based on asserted breaches of covenants to file and cause to become effective a registration statement for resale of the shares exchanged, to cause the shares to be listed on Nasdaq, to make and keep public information regarding Navigant available and to file with the SEC required reports and other documents. The Demand also asserts breaches of representations and warranties relating to compliance of our SEC reports and financial statements with applicable laws, rules and requirements. The Demand was filed with the American Arbitration Association and asserts that the claimants are seeking damages equal to approximately $5 million. We filed our response to the Demand on April 10, 2006, generally denying the claims made in the Demand. Although we cannot predict the outcome of this matter, we deny liability and will vigorously defend the arbitration or any other legal action based upon the claims made in the Demand.

The Demand also asserts breaches of representations and warranties relating to compliance of our SEC reports and financial statements with applicable laws, rules and requirements. The Demand asserts that the claimants are seeking damages equal to approximately $5 million. Although we cannot predict the outcome of this matter, we deny liability to these parties and will vigorously defend any arbitration or other legal action based upon them.

ITEM 1A.	RISK FACTORS.

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, service other existing debt, use our operating cash flow in other areas of our business, or otherwise adversely affect our operations.

We continue to be significantly leveraged. As of March 26, 2006, we had $208.8 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 45.1%. We may also need to incur additional debt in the future to complete acquisitions, make earn-out payments, make capital expenditures or for working capital, even though our Credit Agreement from the Bank of America, N.A., as Administrative Agent, or the Credit Facility, and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have other important consequences, which include the following:

•	Our ability to obtain additional financing to fund debt service requirements, capital expenditures, working capital or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business will be limited because we must dedicate a substantial portion of these funds to pay interest and principal on our debt;

•	Our Credit Facility bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates;

•	We may not be able to compete with others who are not as highly leveraged; and

•	Our significant leverage may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

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

Our Credit Facility imposes restrictions that may adversely affect our ability to finance future operations or capital needs or engage in other business activities.

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

Under our Credit Facility, as amended, we must maintain ratios of less than the following:

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

The Credit Facility contains cross-default provisions related to other indebtedness over $1,000,000, which is triggered by our failure to pay any such indebtedness or the breach of any other term or condition beyond any grace period of any such indebtedness. The effect of the cross-default provision is to permit the holders of the Credit Facility to declare those agreements in default and accelerate the maturity or payment of that indebtedness. Triggering the cross-default provision will give rise to remedies under our Credit Facility that lenders can exercise prior to any remedies under the other indebtedness. Our Credit Facility also requires us to timely deliver our financial statements to the lenders.

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

Failure to complete the proposed merger with Carlson Wagonlit B.V. could materially and adversely affect our results of operations and our stock price.

On April 26, 2006, we entered into an Agreement and Plan of Merger with Carlson Wagonlit B.V. At the effective time of the proposed merger, we will become a wholly owned subsidiary of Carlson Wagonlit, and each outstanding share of our common stock will be converted into the right to receive $16.50 in cash. See Note 10 to the consolidated financial statements in Item 1 of this Quarterly Report for further information.

The consummation of the proposed merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, completion of a debt financing by Carlson Wagonlit and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. If the proposed merger is not consummated:

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the proposed merger;

•	Under some circumstances, we may have to pay a termination fee to Carlson Wagonlit in the amount of $15 million; and

•	Our stock price could decrease.

In addition, if the proposed merger is not completed, our revenues could decrease from a loss of current customers or failure to enter into agreements with new customers. If the proposed merger does not close, the potential increased costs and potential decreased revenues could materially and adversely affect our results of operations and stock price.

Our proposed merger with Carlson Wagonlit could materially and adversely affect our results of operations prior to the closing of such merger.

We expect the proposed merger with Carlson Wagonlit to close in the second half of 2006. Prior to the closing of the proposed merger, uncertainties regarding the closing of the proposed merger could cause our revenues to decrease or expenses to increase. Factors that could affect our revenues and expenses include the following:

•	Our subsidiary, TQ3 Travel Solutions GmbH, may be harmed by its existing licensees seeking to terminate their licenses, or prospective licensees delaying entering into new agreements with TQ3 Travel Solutions due to the proposed merger;

•	The attention of our management and our employees may be diverted from day-to-day operations prior to the closing of the proposed merger;

•	Some of our customers may accelerate their contracting activities, issue Requests for Proposals, or seek new agreements from us or from our competitors. Prospective customers may delay entering into new agreements or purchasing our services as a result of the announcement of the proposed merger; and

•	Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the proposed merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

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

The corporate travel management industry is extremely competitive. We compete primarily with other corporate travel management companies. Some of our competitors have greater brand-name recognition and financial resources than we do. Competition within the corporate travel management industry is increasing as the industry undergoes a period of consolidation. Many of our competitors are expanding their size and financial resources through consolidation. Some travel management companies may have relationships with travel suppliers that give them access to favorable availability of products, including airplane seats and hotel rooms, or more competitive pricing than that offered to us. Furthermore, some corporate travel management companies have a strong presence in particular geographic areas, which may make it difficult for us to attract customers in those areas. As a result of competitive pressures, we may suffer a loss of clients, and our revenues or margins may decline.

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

Governmental agencies, which in the aggregate represent approximately 17% of our total revenues as of the three months ended March 26, 2006, are subject to budgetary processes and expenditure constraints. The funding of government programs is subject to legislative appropriation. Budgetary allocations are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. Although we have multi-year contracts with our governmental agency customers, governments generally appropriate funds on a fiscal year basis even though a contract may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. If our government agency customers do not receive legislative appropriation, such agencies may reduce their travel, which could reduce our revenue.

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

As of March 26, 2006, $401.7 million or 69.8% of our total assets and 158.0% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. We test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A write-down or impairment of goodwill would decrease our net income and our shareholders’ equity.

Our customers are not committed to provide us with a specific volume of business and may terminate their contracts with us or choose not to renew contracts, which could seriously harm our revenues.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2006

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Robert C. Griffith
Name:	Robert C. Griffith
Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)