Form 10-Q
period 2006-06-25
NAVIGANT INTERNATIONAL INC
filed 2006-08-08
CIK 1055455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

As of July 28, 2006 the registrant had 15,538,000 shares of its common stock outstanding.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 25, 2006	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,545	$4,121
Accounts receivable, less allowance for doubtful accounts of $275 and $277	90,977	97,323
Prepaid expenses and other current assets	8,104	7,210
Deferred income taxes	1,242	4,073
Income tax receivable	2,218	2,233

Total current assets	106,086	114,960

Property and equipment, net	25,854	29,188
Goodwill	405,265	398,475
Intangible assets, net of accumulated amortization of $19,563 and $17,301	26,632	29,263
Other assets	7,126	11,571

Total assets	$570,963	$583,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term portion of long-term debt	$100	$100
Short-term portion of capital lease obligations	2,527	2,253
Accounts payable	20,639	15,902
Accrued compensation	11,694	12,481
Customer deposits	23,658	32,870
Deferred revenue	7,278	7,284
Other accrued liabilities	18,839	16,558

Total current liabilities	84,735	87,448

Long-term debt	196,652	213,225
Capital lease obligations	2,460	3,096
Deferred income taxes	19,670	20,934
Deferred revenue	2,676	6,408
Other long-term liabilities	1,285	1,116

Total liabilities	307,478	332,227

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $.001 par value, 150,000,000 shares authorized; 16,763,000 and 16,746,000 issued	17	17
Additional paid-in capital	171,481	170,959
Treasury stock at cost; 1,231,000 shares	(10,928)	(10,928)
Retained earnings	94,885	84,783
Accumulated other comprehensive income:
Foreign currency translation adjustment	7,411	5,454
Effect of interest rate swaps	619	945

Total accumulated other comprehensive income	8,030	6,399

Total stockholders’ equity	263,485	251,230

Total liabilities and stockholders’ equity	$570,963	$583,457

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenues	$125,932	$125,678	$247,470	$247,718
Operating expenses	68,867	72,308	139,585	143,635
General and administrative expenses	38,014	36,193	74,782	71,448
Depreciation and amortization expense	3,992	3,900	8,039	8,248

Operating income	15,059	13,277	25,064	24,387
Other (income) expenses:
Interest expense	4,378	3,805	8,525	7,272
Interest income	(51)	(61)	(103)	(89)
Other, net	(24)	194	(53)	233

Income before provision for income taxes	10,756	9,339	16,695	16,971
Provision for income taxes	4,322	3,511	6,593	6,383

Net income	6,434	5,828	10,102	10,588
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,577	(419)	1,957	(643)
Effect of interest rate swaps	(163)	(328)	(326)	464

Comprehensive income	$8,848	$5,081	$11,733	$10,409

Weighted average number of common shares outstanding:
Basic	15,525	15,507	15,520	15,500
Diluted	20,787	20,240	20,685	20,189
Net income per share:
Basic	$0.41	$0.38	$0.65	$0.68
Diluted	$0.34	$0.31	$0.54	$0.58

See accompanying notes to consolidated financial statements.

NAVIGANT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the Six Months Ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$10,102	$10,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,039	8,248
Amortization of deferred gain on interest rate swaps	(326)
Stock-based compensation expense	181
Income tax benefit from employee exercise of stock options	36	42
Deferred tax provision	1,680	1,915
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in combinations accounted for under the purchase method):
Accounts receivable, net	6,371	(8,035)
Prepaid expenses and other current assets	(884)	(1,625)
Income tax receivable	15	623
Accounts payable	4,908	3,182
Other accrued liabilities	(7,498)	(10,774)
Deferred income	(3,687)	(3,237)
Other	1,340	(1,937)

Net cash provided by (used in) operating activities	20,277	(1,010)

Cash flows from investing activities:
Additions to property and equipment, net of disposals	(1,124)	(4,325)
Investment in joint venture - TQ3	(200)	(2,524)
Return of investment in joint venture - TQ3	3,650
Cash paid in acquisitions and earn-out consideration, net of cash received	(6,215)	(30,948)

Net cash used in investing activities	(3,889)	(37,797)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(1,382)	(1,961)
(Payments of) proceeds from credit facility, net	(3,247)	43,906
Payments of term loan debt	(12,500)	(5,000)
Payment of debt amendment costs	(148)
Proceeds from exercise of stock options	192	138

Net cash (used in) provided by financing activities	(17,085)	37,083

Effect of exchange rate changes on cash and cash equivalents	121	(105)

Net decrease in cash and cash equivalents	(576)	(1,829)
Cash and cash equivalents at beginning of period	4,121	2,805

Cash and cash equivalents at end of period	$3,545	$976

Supplemental disclosures of cash flow information:
Interest paid	$8,295	$6,059
Income taxes paid	$3,245	$3,727

Non-cash transactions:

•	During the six months ended June 25, 2006 and June 26, 2005, the Company acquired $920 and $1,981 in fixed assets through capital lease transactions.

•	During the six months ended June 26, 2006, additional purchase consideration of $4.2 million was accrued as goodwill for cash consideration due to former owners of companies acquired in 2004 and 2005 that had not been paid as of June 26, 2006.

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 25, 2006, and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 25, 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Recent Accounting Pronouncements

FAS 123(R)

Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“FAS 123(R)”) on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the six months ended June 25, 2006, as more fully described in Note 8.

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

FIN 48

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. No. 5, Accounting for Contingencies.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., effective January 1, 2007 for Navigant). Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

NOTE 3—MERGER AGREEMENT

Merger Agreement

On April 26, 2006, the Company, Carlson Wagonlit B.V. (“CWT”), and Horizon Merger Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Navigant, with Navigant continuing as the surviving corporation (the “Merger”). At the effective time of the Merger, Navigant will become a wholly owned subsidiary of CWT, and each outstanding share of Navigant common stock will be converted into the right to receive $16.50 in cash, without interest. The Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement have been approved by Navigant’s board of directors. As more fully described in Note 12, Navigant stockholders voted to adopt the Merger Agreement on July 12, 2006. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger expired on June 5, 2006.

The completion of the Merger is subject to various conditions, including, (i) the completion of the transactions among Accor S.A., Carlson Companies, Inc. (“CCI”), an affiliate of One Equity Partners II, L.P. (“OEP”), CWT and the other parties thereto (the “CWT Recapitalization”), following which CCI will hold a 55% interest in CWT and OEP will hold a 45% interest in CWT, and (ii) the debt financing being obtained in accordance with the terms and conditions of the financing commitment letters provided to CWT or on terms and conditions substantially similar to the terms and conditions contained in such commitment letters.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by the mutual written consent of Navigant and CWT. Either Navigant or CWT may terminate the Merger Agreement if (i) the Merger is not completed by August 31, 2006, or, upon the occurrence of certain events, November 30, 2006 (in either case, the “Termination Date”). In addition, Navigant may terminate the Merger Agreement if, among other things, the CWT Recapitalization is not completed. Further, CWT may terminate the Merger Agreement if, among other things, (i) the CWT Recapitalization is not completed, or (ii) there is a Material Adverse Effect (as defined in the Merger Agreement) with respect to Navigant. Under certain specified circumstances, Navigant or CWT, as applicable, may be required to pay a termination fee of $15 million to the other party.

The Merger, if completed, would constitute a “Change of Control” under the terms of the Indenture Agreement, dated as of November 7, 2003, as amended on July 22, 2005 (the “Indenture”), between Navigant and Wells Fargo Bank, National Association, relating to Navigant’s 4.875% convertible subordinated debentures due 2023 (the “Debentures”). Pursuant to the terms of the Indenture, if a Change of Control of Navigant occurs, then the Debentures may be surrendered for conversion at any time from and after fifteen (15) days prior to the anticipated effective date of the Merger until fifteen (15) days after the actual effective date of the Merger (the “Conversion Period”). As a result of the Change of Control, the conversion rate of the Debentures will be adjusted in accordance with the terms of the Indenture for any debentures delivered for conversion during the Conversion Period.

Rights Agreement Amendment

Immediately prior to the execution of the Merger Agreement, the Company and the Rights Agent entered into the Rights Agreement Amendment, which (i) provides that neither the execution of the Merger Agreement nor the completion of the Merger will trigger the provisions of the Rights Agreement and (ii) extends the final expiration date of the rights from July 18, 2006 until December 31, 2006.

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

NOTE 4—TQ3 AGREEMENT

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

At the date of the termination, the Company had invested approximately $3.7 million in the joint venture and had approximately $2.0 million in receivables due from the joint venture. The Company received a payment of approximately $6.0 million in connection with the termination of the joint venture, which served to offset costs incurred by Navigant as partner in the joint venture agreement and to liquidate the receivables due from the joint venture. The Company recorded the proceeds from the termination of the joint venture agreement as a return of its $3.7 million investment in TQ3 Travel Solutions GmbH, liquidation of the $2.0 million receivable balance due from the joint venture and an offset to other costs associated with the termination agreement. In addition, the Company recorded a gain of approximately $82 thousand from the termination of the joint venture, which is included as part of Other, net in the Company’s consolidated statement of income and comprehensive income for the six months ended June 25, 2006.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the six months ended June 25, 2006 is as follows:

For the Six Months Ended June 25, 2006
Balance as of beginning of period	$398,475
Additional purchase consideration paid or accrued during period	5,506
Foreign currency adjustments	1,284

Balance as of end of period	$405,265

During the six months ended June 25, 2006, additional purchase consideration aggregating approximately $6.2 million was paid by the Company based on subsequent earnings of previously acquired companies. Portions of those payments had been accrued as liabilities in previous periods. Additional purchase consideration of $4.2 million was recorded as goodwill during the six months ended June 25, 2006 for cash consideration due to former owners of companies acquired in 2004 and 2005 that had not been paid as of June 26, 2006.

Intangible Assets

Intangible assets, excluding goodwill, as of June 25, 2006 and December 25, 2005 consist of:

	June 25, 2006			December 25, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer-related intangibles	$35,811	$17,664	$18,147	$35,811	$15,632	$20,179
Acquisition-related developed technology	1,874	1,690	184	1,874	1,510	364
Non-compete agreement	182	34	148	182	26	156
Finite-lived trademarks and trade names	500	318	182	500	133	367
Indefinite-lived trademarks and trade names	8,300		8,300	8,300		8,300
Foreign currency translation adjustments	(472)	(143)	(329)	(103)		(103)

Total intangible assets, excluding goodwill	$46,195	$19,563	$26,632	$46,564	$17,301	$29,263

NOTE 6—DEBT

Term Loan Credit Agreement

On August 29, 2005, the Company entered into the Term Loan Credit Agreement (the “Term Loan”) and borrowed $10 million. Under the Term Loan, the Company was obligated to pay the full-term loan balance of $10 million by March 31, 2006. In January 2006, the Company received approximately $6.0 million as part of the termination of the joint venture with TQ3 Travel Solutions Management Holdings GmbH as more fully described in Note 4. The Company used those proceeds to repay a portion of the Term Loan due March 31, 2006. On March 31, 2006, the Company repaid the remaining Term Loan principal amount and related interest.

Credit Facility Amendment

On May 30, 2006, the lending banks under the Company’s existing Credit Agreement dated October 31, 2003 (the

“Credit Agreement”) agreed to amend the Credit Agreement (i) to require Navigant to satisfy all outstanding debt obligations under the Credit Agreement and cancel all letters of credit outstanding with Bank of America, N.A., as Administrative Agent, upon the consummation of the transactions contemplated by the Merger Agreement between Navigant and CWT, (ii) to effectively defer the quarterly principal term loan payments required under the original Credit Agreement to the date of the consummation of the transactions contemplated by the Merger Agreement between Navigant and CWT, and (iii) to allow the Company’s wholly-owned New Zealand subsidiary to borrow from a credit facility other than that provided by the Credit Agreement. If the transactions contemplated by the Merger Agreement between Navigant and CWT are not consummated, Navigant will be required to apply any break-up fees received to the deferred payments described in (ii) to the extent the Company’s availability under the Credit Agreement exceeds $12,500,000. In addition, the amendment requires certain domestic deposit accounts to become subject to an account control agreement and limits the amount of cash that can be held by the Company in certain foreign deposit accounts.

NOTE 7—NET INCOME PER SHARE

The following table illustrates the reconciliation of the earnings and number of shares used in the basic and diluted earnings per share calculations.

	For the Three Months Ended		For the Six Months Ended
	(In Thousands, Except Per Share Amounts)
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Basic earnings per share
Net income	$6,434	$5,828	$10,102	$10,588
Weighted average shares outstanding	15,525	15,507	15,520	15,500

Basic earnings per share	$0.41	$0.38	$0.65	$0.68

Diluted earnings per share
Net income	$6,434	$5,828	$10,102	$10,588
After tax interest expense on convertible debt	544	544	1,088	1,088

Net income for diluted earnings per share	$6,978	$6,372	$11,190	$11,676

Weighted average shares outstanding	15,525	15,507	15,520	15,500
Effect of dilutive securities:
Employee stock option plan	913	384	816	340
Convertible subordinated debentures	4,349	4,349	4,349	4,349

Shares for diluted earnings per share	20,787	20,240	20,685	20,189

Diluted earnings per share	$0.34	$0.31	$0.54	$0.58

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. The difference between the Company’s basic and diluted earnings per share is attributable to stock options and convertible subordinated debentures. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. For the three and six months ended June 25, 2006, options for approximately 242,000 and 249,000 shares were excluded from the calculation of diluted earnings per share. For the three and six months ended June 26, 2005, options for approximately 222,000 and 229,000 shares were excluded from the calculation of diluted earnings per share.

NOTE 8—STOCK-BASED COMPENSATION

Effective December 26, 2006, the Company adopted FAS 123(R) using the modified prospective transition method. FAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

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

Had compensation cost for the Company’s stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by FAS 123, the Company’s net income and net income per share would have been impacted as indicated in the following table (as discussed in Note 7, diluted earnings per share amounts are calculated taking into account shares related to the convertible subordinated debentures as if they had been converted as of the end of each period). For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and amortized, on a straight-line basis, over the respective vesting periods of the awards.

	Three Months Ended June 26, 2005	Six Months Ended June 26, 2005
Net income:
As reported	$5,828	$10,588
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(115)	(209)

Pro forma	$5,713	$10,379

Net income per share:
As reported:
Basic	$0.38	$0.68
Diluted	$0.31	$0.58
Pro forma:
Basic	$0.37	$0.67
Diluted	$0.31	$0.57

Disclosures for the three and six months ended June 25, 2006 are not presented because stock-based payments were accounted for under FAS 123(R)’s fair-value method during this period.

Adoption of FAS 123(R)

During the six months ended June 25, 2006, the Company recorded stock-based compensation cost based on the amount that would have been recognized had the fair value method been applied since the effective date of FAS 123(R). Results for prior periods have not been restated. As required by FAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. The effects of recording stock-based compensation for the three and six month periods ended June 25, 2006 were as follows:

	Three Months Ended June 25, 2006	Six Months Ended June 25, 2006
Total stock-based employee compensation expense determined under fair value method	$125	$295
Tax effect on stock-based compensation expense	(48)	(114)

Net effect on net income	$77	$181

There was no impact on basic or diluted earnings per share of the change in accounting method for the three months ended June 25, 2006. The impact of the change in accounting method was a reduction of basic and diluted earnings per share for the six months ended June 25, 2006 of $0.01.

Valuation assumptions

The Company estimated the fair value of stock options using a Black-Scholes option valuation model. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions:

Three Months Ended March 26, 2006
Expected life of option	4.3 – 7.8 years
Risk free interest rate	4.46% – 4.48%
Expected volatility of stock	44.30% – 87.94%
Dividends	0.00%

During the three months ended June 25, 2006, the Company did not grant any share options to employees or non-employee directors.

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

Employee Stock Option Plan

In June 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”), which is shareholder approved. The Plan permits the grant of share options to its employees and non-employee directors for up to 3.9 million shares of common stock. Common stock used to satisfy share option exercises come from either authorized but unissued shares or from previously issued shares that the Company reacquires, including shares it purchases on the open market. Incentive stock options and non-qualified stock options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Generally, options are issued at exercise prices equal to the market price at the date of grant. Stock options granted under the Plan provide for accelerated vesting if there is a change in control. At June 25, 2006, the Company had 204,094 shares available for future option grants.

A summary of option transactions under the Plan follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 25, 2005	2,527,293	$10.48
Granted	42,500	12.22
Exercised	(17,732)	10.83
Forfeited or expired	(7,057)	11.76

Outstanding at June 25, 2006	2,545,004	$10.50	2.64	$14,480

Exercisable at June 25, 2006	2,449,788	$10.41	2.43	$14,152

The weighted-average grant-date fair value of options granted was $9.68 for the six months ended June 25, 2006. The total intrinsic value of options exercised during the six months ended June 25, 2006 was $97.

As of June 25, 2006, there was $518 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. As of June 25, 2006, the total unrecognized compensation cost was expected to be recognized over a weighted-average period of 1.3 years.

NOTE 9—GEOGRAPHIC INFORMATION

The Company has operations throughout the United States and in various foreign countries. Revenues and long-lived assets attributable to domestic operations and foreign operations in total are detailed in the following table:

	Revenues*				Long-Lived Assets
	For the Three Months Ended		For the Six Months Ended		As of
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006	December 25, 2005
United States	$104,229	$107,285	$206,836	$212,591	$415,379	$421,314
Pacific	11,631	8,957	20,927	16,829	25,669	25,206
Other Foreign	10,072	9,436	19,707	18,298	23,829	21,977

Consolidated	$125,932	$125,678	$247,470	$247,718	$464,877	$468,497

*	Revenues are attributed to countries based on the location of the subsidiary that manages the customer relationship.

Revenues and long-lived assets attributable to individual foreign countries other than our Pacific Region, which includes New Zealand and Australia, are not considered material for separate disclosure in the table above.

NOTE 10—SIGNIFICANT CUSTOMERS

The Company provides services to numerous agencies and entities of the federal government under various individual contracts, which, in the aggregate account for approximately 17.7% of the Company’s total revenues during the six months ended June 25, 2006 and 17.0% of the Company’s total revenue during the six months ended June 26, 2005. Individually, these travel service agreements contain varying terms and conditions, concern varying volumes, and are administered by different contracting officers.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

On June 22, 2006, the Company entered into a Settlement Agreement and Release with the Noble Family Limited Partnership to resolve the claims they asserted related to a Partnership Interests Purchase Agreement effective May 24, 2004, under which Navigant acquired Northwestern Travel Service, L.P. from them. The Company agreed to pay the claimants approximately $0.4 million, net of insurance, for a full release and waiver of all claims they had, or may have had, against the Company.

Post Employment Benefits

The Company has entered into employment agreements with senior employees, including its chief executive officer and chief financial officer, which could result in payments to these employees upon a change of control and certain other employment conditions. No amounts have been accrued at June 25, 2006 related to these agreements, as such payments are not considered probable as that term is defined in the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As of June 25, 2006, the total obligation would be approximately $6.4 million should future changes occur related to these agreements.

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

NOTE 12—SUBSEQUENT EVENTS

Adoption of the Agreement and Plan of Merger by Shareholders

At a special meeting of the stockholders of Navigant held on July 12, 2006, the stockholders voted to adopt the Agreement and Plan of Merger described in Note 3. Navigant and CWT expect the Merger to close during August 2006.

Stock Options to Purchase Shares of Navigant Common Stock

Pursuant to the Navigant 1998 Stock Incentive Plan, outstanding stock options to purchase shares of Navigant common stock vest in full upon approval by Navigant stockholders of certain “Change of Control” events, including the Merger. As a result of the stockholder approval to adopt the Agreement and Plan of Merger, all outstanding stock options became fully vested on July 12, 2006.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A is intended to help the reader understand Navigant, our operations and our present business environment. MD&A is provided as a supplement to our consolidated financial statements and accompanying notes. The MD&A should be read in conjunction with the consolidated financial statements and accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the travel services industry. Our strengths and strategic initiatives are described in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2005. Also included in Item 7 of our Annual Report is information about our dividend policy and financial risk management.

•	Application of Critical Accounting Policies – Our critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2005. The accounting policies and estimates used in preparing our interim consolidated financial statements for the three and six months ended June 25, 2006 are the same as those described in our Annual Report for the year ended December 26, 2005. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

•	Operations Review – a discussion of our consolidated results of operations for the three and six months presented in our consolidated financial statements, including explanations of our components of revenue. Our company operates in one business sector – air travel and ancillary products - and our customers are geographically diverse with no single customer base concentrated in a single industry. We present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements and contractual obligations and a discussion regarding our account receivables.

On April 26, 2006, we entered into an Agreement and Plan of Merger with Carlson Wagonlit B.V. Pursuant to the terms of the Merger Agreement, Carlson Wagonlit B.V. will acquire all of our outstanding common stock in a cash merger at a price of $16.50 per share. The Merger is subject to certain closing conditions. See Note 3 to the consolidated financial statements in Item 1 of this Quarterly Report for more information. We expect the Merger to close during August 2006.

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

We believe that by providing high quality service, proprietary technology, a local presence and entering into management contracts, we are able to retain a significant portion of our clients from year to year. Through our acquisition of TQ3 Travel Solutions, GmbH and international subsidiaries we believe that we have expanded our global reach and further solidified our ability to effectively serve the interests of our major customers in key worldwide markets. Through Scheduled Airlines Traffic Offices, Inc., or SatoTravel®, we provide airline travel reservation services to the U.S. government and its employees and other private sector organizations. Our TQ3Navigant Performance Group provides innovation and expertise in the areas of incentive programs, meetings and special events. We also provide specific group and leisure travel services, largely to our corporate clients. On July 28, 2006, we had 121 regional and branch offices and approximately 600 client on-site locations.

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

Operations Review

Revenue Components

Revenues consist of commissions and fees on travel services and incentive payments from travel service providers and other vendors. We generally enter into one of two arrangements – a management fee contract or a service fee agreement – with nearly all of our clients. Our management fee contracts are generally with on-site clients and clients with airline expenditures in excess of $1.0 million per year. Clients with management fee contracts account for approximately 75% of our revenues. Although the terms of our management fee contracts vary by client, and depend on the type of services provided, we typically charge a client a pre-negotiated management fee, our direct operating expenses and our indirect overhead costs. In addition, all amounts from airlines, including override commissions, hotels and car rental companies and distribution systems relating to travel arrangements made on behalf of the client are initially paid to us by these vendors; but, subject to the terms of each management fee contract, a significant portion of these amounts are passed through to the client, usually as a credit to fees owed to us. The terms of our management fee contracts typically range from three to five years.

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

Generally, our clients in our meetings and incentive business engage us to assist them in planning a specific event. Once the event is completed, our clients are under no obligation to engage us for future events. Some of our clients hold recurring events, on an annual or longer basis, but many others are not repeated on a regular basis. Even when the events are repeated, our clients are under no obligation to engage us to plan them. If we complete a large number of events in a particular period, our revenues from our meetings and incentive business will increase for that period and may decline in future periods if events are not repeated or we are not engaged by our clients for future events.

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

	Six Months Ended (In thousands, except percentages)
Revenue Components	June 25, 2006	As a Percentage of Revenues	June 26, 2005	As a Percentage of Revenues
Revenue from clients	$173,372	70.1%	$169,649	68.5%
Revenue from vendors	74,098	29.9%	78,069	31.5%

Total	$247,470	100.0%	$247,718	100.0%

We also enter into agreements with customers for our meetings and incentive business. Revenues and expenses for this business are recognized over the term that services are provided.

Overview and Recent Trends

Our consolidated results of operations for the three and six months presented in our consolidated financial statements were impacted by the following trends:

•	Strengthening Transactions Levels – Our transaction volume for the three month period ended June 25, 2006 was approximately 4.3% greater than transaction volume for the three month period ended June 26, 2005 and the transaction volume for the six month period ended June 25, 2006 was approximately 7.3% greater than the transaction volume for the six month period ended June 26, 2005. These period over period increases are due to new customers and internal growth in transactions from our existing customer base. We expect this trend to continue into the rest of 2006. This expectation is supported by industry data and independent reports that project high levels of business travel throughout 2006.

•	Pricing Stabilization – During 2003 and 2004, we experienced reductions in average price for each transaction type we offer to customers. However, during 2005 and the six months ended June 25, 2006 average prices per transaction were in line with 2004 average prices per transaction, which we believe demonstrates the trend toward pricing stabilization in the marketplace.

•	Increased Adoption of Online Solutions – During the three years ended December 25, 2005, we experienced increasing adoption of online solutions by our corporate clients. During the six months ended June 25, 2006, we also experienced increasing adoption of online solutions by our corporate clients, but at a slower rate than the rates experienced during the three years ended 2005. In isolation, the adoption of online solutions by our corporate clients would serve to decrease our revenues and increase our gross profit margin. Historically, we were unable to remove direct costs related to full service transactions at the same rate as online adoption, and therefore, the improvement in gross profit margin frequently trailed the proportionate reduction in revenue that results from increased adoption of online solutions. However, beginning in the fourth quarter of 2005 through the second quarter of 2006 our gross profit margin improved due to our ability to balance direct costs with transaction levels and improve productivity. We believe we are positioned to support our clients’ adoption of online solutions through our technology offerings. With our operating disciplines aimed at matching operating expenses to transactions, online adoption and revenue, we believe that growth in the percentage of online transactions will benefit margins as we continue to make progress in reducing call center and on-site staffing costs commensurate with online adoption levels.

Revenue

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 26, 2005		June 25, 2006	June 26, 2005
Revenue	$125,932	$125,678	0.2%	$247,470	$247,718	(0.1)%

The comparative results for the three months ended June 25, 2006 and June 26, 2005 reflect meetings and incentive programs with revenues aggregating approximately $4.4 million that occurred in second quarter 2005; these programs were not repeated in the second quarter of 2006. This decrease only resulted in a decrease of operating income of approximately $0.7 million as operating expenses of approximately $3.7 million related to the 2005 programs were not incurred in 2006. Excluding the impact of these programs, revenue would have increased on a year over year basis by approximately $4.7 million, or 4.3%, due to the increase in volume of transactions for the three months ended June 25, 2006 over the three months ended June 26, 2006. The increase in the volume of transactions is the result of new customer wins and increased travel volumes from existing clients. Due to continued growth in online adoption the impact of the increased volume of transactions was partially offset by a decline in revenue per transaction compared with the prior year level.

The comparative results for the six months ended June 25, 2006 and June 26, 2005 reflect meetings and incentive programs with revenues aggregating approximately $11.0 million that occurred in the first half of 2005; these programs were not repeated in the first half of 2006. This decrease only resulted in a decrease of operating income of approximately $1.7 million as operating expenses of approximately $9.3 million related to the 2005 programs were not incurred in 2006. Excluding the impact of these programs, revenue would have increased on a year over year basis by approximately $10.8 million, or 5.2%, due to the increase in volume of transactions for the six months ended June 25, 2006 over the six months ended June 26, 2005. The increase in the volume of transactions is the result of new customer wins and increased travel volumes from existing clients. Due to continued growth in online adoption the impact of the increased volume of transactions was partially offset by a decline in revenue per transaction compared with the prior year level.

Operating Expenses

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 26, 2005		June 25, 2006	June 26, 2005
Operating expenses	$68,867	$72,308	(4.8)%	$139,585	$143,635	(2.8)%
As a percent of revenue	54.7%	57.5%		56.4%	58.0%

The decrease of $3.4 million in operating expenses for the three months ended June 25, 2006 over the three months ended June 26, 2005 is primarily due to incentive programs occurring in 2005 but not in 2006. In 2005, our meetings and incentive business recorded approximately $3.7 million of operating expenses in the second quarter for events that did not recur in 2006. In addition, we were able to reduce labor and other direct operating costs aggregating $1.8 million as a result of our ability to balance direct costs with the increased use of on line solutions by our clients and our ability to improve productivity. Offsetting these decreases were certain amounts related to travel arrangements made on behalf of our clients that were paid to us by vendors; but, subject to the terms of certain management fee contracts, were passed through to our clients. The amounts passed through to our clients increased by about $2.1 million for the three months ended June 25, 2006 over the three months ended June 25, 2005 consistent with the increase in transaction volume. See “revenue components” section above for explanation of management fee contracts.

The overall decrease of $4.1 million in operating expenses for the six months ended June 25, 2006 over the six months ended June 26, 2005 is primarily due to incentive programs occurring in 2005 but not in 2006. In 2005, our meetings and incentive business recorded approximately $9.3 million of operating expenses during the first half of 2005 for events that did not recur in 2006. Offsetting this decrease were certain amounts related to travel arrangements made on behalf of our clients that were paid to us by vendors; but, subject to the terms of certain management fee contracts, were passed through to our clients. The amounts passed through to our clients increased by about $4.1 million for the six months ended June 25, 2006 over the six months ended June 25, 2005 consistent with the increase in transaction volume. The remaining portion of the offset is attributable to general increases in communication and other costs associated with the increased volume of transactions.

Our direct operating expenses include principally labor expense (which comprised 60% and 59% of direct operating expenses for the three and six months ended June 25, 2006 and 58% and 57% of direct operating expenses for the three and six months ended June 26, 2005), communication costs and other costs associated with the selling and processing of travel reservations, including certain amounts related to travel arrangements made on behalf of some of our clients that were paid to us by vendors; but, subject to terms of certain management fee contracts, pass through to our clients. Labor expense as a percentage of total direct operating expenses increased year over year primarily due to salary increases provided in July 2005 and increased health insurance costs.

General and Administrative Expenses

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 26, 2005		June 25, 2006	June 26, 2005
General and administrative expenses	$38,014	$36,193	5.0%	$74,782	$71,448	4.7%
As a percent of revenue	30.2%	28.8%		30.2%	28.8%

The increase in general and administrative expenses of $1.8 million for the three months ended June 25, 2006 over the three months ended June 26, 2005 was primarily due to $2.3 million of additional labor-related cost increases discussed below. Additionally, during the three months ended June 25, 2006 we recorded $0.4 million, net of insurance proceeds, as part of a Settlement Agreement and Release entered into by us and the former owners of a company we acquired in 2004. See Item 1 of Part II to this Quarterly Report for additional information regarding the Settlement Agreement and Release. We also incurred approximately $0.3 million in additional costs related to the pending Merger discussed in Note 3 to the consolidated financial statements in Item 1 of this Quarterly Report. Offsetting these increases were decreases in professional fees and other costs that were associated with the 2005 financial review, restatement and Nasdaq National Market relisting.

The increase in general and administrative expenses of $3.3 million for the six months ended June 25, 2006 over the six months ended June 26, 2005 was due to $4.0 million of additional labor-related cost increases discussed below, additional $0.4 million related to the Settlement Agreement and Release discussed in Item 1 of Part II to this Quarterly Report and approximately $0.3 million in additional costs related to the pending Merger discussed in Note 3 to the consolidated financial statements in Item 1 of this Quarterly Report. Offsetting these increases were decreases in professional fees and other costs that were associated with the 2005 financial review, restatement and Nasdaq National Market relisting.

Our general and administrative expenses include principally labor expense (which comprised 61% of total general and administrative expenses for the three and six months ended June 25, 2006 and comprised 57% and 58% of total general and administrative expenses for the three and six months ended June 26, 2005), occupancy and other costs. Labor expense as a percentage of general and administrative expenses increased year over year as a result of salary increases provided in July 2005, as well as increased health insurance costs.

Depreciation and Amortization Expenses

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 26, 2005		June 25, 2006	June 26, 2005
Depreciation and amortization expenses	$3,992	$3,900	2.4%	$8,039	$8,248	(2.5)%
As a percent of revenue	3.2%	3.1%		3.2%	3.3%

Depreciation and amortization expenses remained relatively flat in the three and six months periods ended June 25, 2006 over the three and six month periods ended June 26, 2006 consistent with no new acquisitions involving intangible assets in 2006. Our amortization method applied to customer-related intangible assets acquired as part of 2001 through 2005 acquisitions reflects the pattern in which the economic benefits of the intangible asset contribute directly or indirectly to our future cash flows. Therefore, amounts amortized in the years closest to the acquisition are greater than in subsequent years. However, decreases in amortization expense in 2006 over 2005 were offset by fluctuations in the foreign currencies underlying certain intangible assets and capital expenditures in 2006 that resulted in additional depreciation expense.

Other Expenses (Income)

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 26, 2005		June 25, 2006	June 26, 2005
Other expenses (income)	$4,303	$3,938	9.3%	$8,369	$7,416	12.9%
As a percent of revenue	3.4%	3.1%		3.4%	3.0%

A significant portion of other expenses (income), which is presented net above, is interest expense.

Interest expense of $4.4 million for the three months ended June 25, 2006 increased over the three months ended June 26, 2005 by approximately $0.6 million or 15%. This increase is due partly to the increase in average interest rate from 6.8% for the second quarter of 2005 to 8.3% for the second quarter of 2006 that resulted in approximately $0.8 million of additional interest expense. This was offset by the weighted average debt balance decreasing from $224.0 million for the second quarter 2005 to $210.9 million for the second quarter 2006, which resulted in a decrease in interest expense of approximately $0.2 million.

Interest expense of $8.5 million for the six months ended June 25, 2006 increased over the six months ended June 26, 2005 by approximately $1.3 million or 17%. This increase is due partly to the increase in average interest rate from 6.8% for the six months ended June 26, 2005 to 8.2% for the six months ended June 25, 2006 that resulted in approximately $1.5 million of additional interest expense. This was offset by the weighted average debt balance decreasing from $213.6 million for the six months ended June 26, 2005 to $208.1 million for the six months ended June 25, 2006, which resulted in a decrease in interest expense of approximately $0.2 million.

Provision For Income Taxes

(in thousands, except percentages)

	Three months ended		Percent Change	Six months ended		Percent Change
	June 25, 2006	June 25, 2005		June 25, 2006	June 25, 2005
Provision for income taxes	$4,322	$3,511	23.1%	$6,593	$6,383	3.3%
As a percent of revenue	3.4%	2.8%		2.7%	2.6%

Variances in our income tax expense are attributable to our different levels of pre-tax income, as our effective tax rate has remained relatively the same.

Liquidity, Capital Resources and Financial Position

Capital Resources

Our sources of capital include cash flows from operating activities and financial institution borrowings. At June 25, 2006, we had cash and cash equivalents of $3.5 million and, we had $23.5 million available under our revolving Credit Facility to meet our cash requirements. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet all of our cash requirements, including debt maturities, up to October 31, 2007, which is the date our current Credit Facility matures. However as part of the Agreement and Plan of Merger between us and Carlson Wagonlit B.V., debt outstanding under the Credit Facility will be repaid on the date the Merger is completed. We expect the Merger to close during August 2006. See Note 3 to the consolidated financial statements in Item 1 of this Quarterly Report for more information regarding the Agreement and Plan of Merger. If the Merger does not close, we expect to refinance the Credit Facility through financial institutions prior to its 2007 maturity date. We cannot assure you that we will refinance the Credit Facility, if necessary, on reasonable terms, if at all. If necessary, we believe that cash flow from operating activities will be sufficient to meet all other cash requirements from October 31, 2007 through 2008. Our capitalization, defined as the sum of long-term debt and stockholders’ equity at June 25, 2006 was approximately $460.1 million.

Cash Sources and Uses

Our primary sources of cash have been cash provided by operating activities and proceeds from long-term debt. The primary uses of cash have been for acquisitions, the repayment of debt, related interest payments, capital expenditures and capital lease obligations. In January 2006, we received approximately $6.0 million as part of the termination of the joint venture with TQ3 Travel Solutions Management Holdings GmbH. See Note 4 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report.

A summary of activity for the six months ended June 25, 2006 and June 26, 2005 follows:

	Six Months Ended
	June 25, 2006	June 26, 2005
	(in thousands)
Cash sources:
Cash provided by operating activities	$20,277
Proceeds from revolving line of credit, net		$43,906
Proceeds from exercise of stock options	192	138
Return of investment in joint venture – TQ3	3,650
Other	121

Total cash sources	24,240	44,044

Cash uses:
Cash used in operating activities		1,010
Additions to property and equipment, net of disposals	1,124	4,325
Acquisitions, earn-out consideration and other equity investments	6,415	33,472
Payments of long-term debt and capital leases, net	1,382	1,961
Repayments of term loan debt	12,500	5,000
Repayments of revolving line of credit, net	3,247
Other	148	105

Total cash uses	24,816	45,873

Decrease in cash	$(576)	$(1,829)

Operating Activities

Cash flow provided by operating activities for the six months ended June 25, 2006 includes approximately $2.0 million of the total proceeds from the termination of the TQ3 joint venture, which were used to liquidate receivables due from the joint venture at the time of termination. In addition, a portion of the total proceeds from the termination was used to recover costs associated with the termination.

Based on our budget as of the date of this report, we anticipate that our working capital needs will be minimal for the rest of 2006. This amount is subject to change based upon actual revenues and developments during the year. We anticipate that cash provided by operating activities and our existing Credit Facilities will be sufficient to meet our working capital needs.

Investing Activities

During the six month period ended June 25, 2006, we did not make any acquisitions of other travel management companies. Currently, our Credit Facility limits our ability to consummate acquisitions without the consent of the participating banks.

During the six months ended June 25, 2006, additional purchase consideration aggregating approximately $6.2 million was paid based on subsequent earnings of previously acquired companies. Also, in July 2006 we paid additional purchase consideration aggregating $6.5 million to former owners of companies acquired in 2004 and 2005. Subject to contingencies, we may be obligated to pay up to $0.5 million in the first quarter of 2007 of additional purchase consideration for a previously acquired company.

Historically, capital expenditures for equipment and expansion of facilities were funded from cash flows from operating activities and supplemented as necessary by borrowings under the Credit Facility. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The decrease in additions to property and equipment for the six months ended June 25, 2006 over the six months ended June 26, 2005 is primarily attributed to cash outlays made in 2005 that were associated with our internally developed software. We plan to invest approximately $5.0 million in capital expenditures throughout the rest of 2006 to fund general computer equipment, office furniture and leasehold improvement needs. We plan to fund these capital expenditures through cash flows from operating activities, supplemented as necessary by borrowings under the Credit Facility.

Financing Activities

On October 31, 2003, we executed the Credit Facility provided by a syndicate of lenders led by Bank of America, N.A., as administrative agent. The Credit Facility consists of a revolving credit line for up to $120.0 million and a $50.0 million term loan. The revolving credit line had an outstanding balance of $92.0 million as of June 25, 2006, and the term loan had an outstanding balance of $27.5 million as of June 25, 2006. We funded this Credit Facility on November 7, 2003 and it matures on October 31, 2007. On August 29, 2005, we executed and funded an additional $10.0 million term loan agreement, or the Term Loan, with similar terms to the Credit Facility. In January 2006, we repaid approximately $6.0 million of the Term Loan. We repaid the remaining balance on the Term Loan on March 31, 2006. The Credit Facility is guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.

As part of the original Credit Facility and with respect to the initial term loan, we were obligated to pay, on a quarterly basis, principal of $2.5 million and related interest to the syndicate of lenders. However on May 30, 2006, we and the syndicate of lenders agreed to amend the Credit Agreement to effectively defer the quarterly principal term loan payments required under the original Credit Agreement to the date of the completion of the transactions contemplated by the Merger Agreement between us and Carlson Wagonlit B.V. In the event that the Merger Agreement does not close, we will be required to apply any break-up fees to the deferred term loan payments to the extent our availability under the Credit Facility exceeds $12.5 million. Since we intend to refinance the term loans from the available balance on the Credit Facility, if necessary, they are classified as long-term debt. We borrow and repay periodically under our revolving credit line.

As a result of our delinquency in delivering our 2004 Annual Report and our Quarterly Reports for the fiscal quarters ended March 27, 2005 and June 26, 2005 to our lenders, we were not in compliance with covenants in the Credit Facility during 2005. During 2005, our lenders waived our compliance with these covenants. In addition, at various times during 2005, we did not comply with the consolidated total leverage ratio, consolidated fixed charges coverage ratio and the senior debt leverage ratio as defined in our credit facility covenants in the Credit Facility. During 2005, our lenders waived our events of non-compliance and amended these covenants. See Note 5 in the notes to the consolidated financial statements in Item 8 of our 2005 Annual Report. In connection with the Credit Facility amendments, we incurred bank fees and other professional fees aggregating approximately $2.2 million, which are included in other assets on the balance sheet as of June 25, 2006 and amortizing as increases to interest expense over the term of the Credit Facility and convertible subordinated debentures.

On November 7, 2003 we concluded an offering of $72.0 million in aggregate principal amount of our 4.875% convertible subordinated debentures due 2023. The debentures are convertible into shares of our common stock at an initial conversion rate of 60.4084 shares per $1,000 principal amount of debentures, subject to adjustment. The debentures were offered only to qualified institutional buyers in a Rule 144A Offering under the Securities Act of 1933. Upon conversion of the debentures we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The debentures are contingently convertible, which means that the holders have the right to convert only when stated contingencies are resolved. One of the contingencies is that the holders will not have the right to convert the debentures to stock until after any fiscal quarter in which the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the first trading day of such quarter is greater than or equal to 120% of the applicable conversion price per share of our common stock on such first trading day. In addition, if a change of control occurs on or prior to November 1, 2010 and 10% or more of the consideration for our common stock in the change of control consists of consideration other than common stock that is traded or scheduled to be traded, we will increase the conversion rate for the debentures by a number of additional shares. In lieu thereof, we may elect to adjust the conversion rate and related conversion obligation so that the debentures are convertible into shares of the acquiring or surviving company. If the transactions contemplated by the Merger Agreement between us and Carlson Wagonlit are completed, the convertible debentures will convert into shares of our common stock at an increased conversion rate and be paid in cash. Until converted, we are obligated to pay annual interest on the convertible subordinated debentures of $3.5 million. We intend to make these interest payments using cash flows from operations, supplemented as necessary by borrowings under the Credit Facility

Off-Balance Sheet Arrangements

See Note 7 to the notes to consolidated financial statements in Item 8 of our 2005 Annual Report for details of our operating lease commitments. We have undrawn letters of credit outstanding in favor of third parties totaling $4.5 million supported by our Credit Facility.

Accounts Receivable

Our accounts receivable balance decreased during the first half of 2006, with the balance decreasing 6.5% from $97.3 million as of December 25, 2005 to $91.0 million as of June 25, 2006. A portion of this decrease results from the liquidation of approximately $2.0 million in receivables as part of the termination of the TQ3 joint venture agreement. The remaining portion of the decrease is attributed to a decline in meeting and incentive business and our efforts to shift customers on account to the use of point-of-sale credit cards. Our past due receivables and our historical trend of uncollectible receivables has continued to improve during the first half of 2006 resulting in a lowering of our allowance for doubtful accounts.

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

Over the past few years and through the beginning of 2006, receivables had increased at a rate disproportionate to revenue, in part, as a result of our operations outside of North America increasing at a pace greater than our North American operations. Generally, more customers outside of North America buy their tickets on credit while the majority of our North American customers are currently paying for their tickets directly via credit cards. While we are continually striving to shift all our customers to the use of point-of-sale credit cards, the increase of our operations outside of North America has resulted in an increase in our overall receivables balance during the past couple years prior to 2006. Based on the results of the six months ended June 25, 2006, we believe that this trend has reversed, and expect customers outside of North America to continue to increase their use of credit cards.

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

Recent Accounting Pronouncements

Effective December 26, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment (Revised 2004)” on a modified prospective basis. As a result, we have included stock-based compensation costs in its results of operations for the three and six ended June 25, 2006, as more fully described in Note 7 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report. The adoption of the new accounting method did not materially affect our results of operations.

See other details on recent accounting pronouncements in Note 2 in the notes to the consolidated financial statements in Item 1 of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks related to our operations result primarily from changes in interest rates and foreign currency exchange rates.

Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon variable interest rates of our banks’ prime rate or the LIBOR rate, as discussed in Note 5 in our 2005 Annual Report on Form 10-K. Based upon our borrowings under the Credit Facility and Term Loan at June 25, 2006 of $119.5 million, a 50 basis point movement in the base rate or the LIBOR rate would result in approximately $598 thousand annualized increase or decrease in interest expense. We also may enter into certain hedging activities that mitigate or offset the risk of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 25, 2006. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 25, 2006.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended June 25, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 22, 2006, we entered into a Settlement Agreement and Release with the Noble Family Limited Partnership to resolve the claims they asserted related to a Partnership Interests Purchase Agreement effective May 24, 2004, under which we acquired Northwestern Travel Service, L.P. from them. We agreed to pay the claimants approximately $0.4 million, net of insurance, for a full release and waiver of all claims they had, or may have had, against us.

ITEM 1A.	RISK FACTORS.

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financing, service other existing debt, use our operating cash flow in other areas of our business, or otherwise adversely affect our operations.

We continue to be significantly leveraged. As of June 25, 2006, we had $201.7 million of consolidated debt outstanding and our consolidated debt as a percentage of capitalization was 43.4%. We may also need to incur additional debt in the future to complete acquisitions, make earn-out payments, make capital expenditures or for working capital, even though our Credit Agreement from the Bank of America, N.A., as Administrative Agent, or the Credit Facility, and other indebtedness may impose some limits on our ability to do so. Our high level of indebtedness could have other important consequences, which include the following:

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

On April 26, 2006, we entered into an Agreement and Plan of Merger with Carlson Wagonlit B.V. At the effective time of the proposed merger, we will become a wholly owned subsidiary of Carlson Wagonlit, and each outstanding share of our common stock will be converted into the right to receive $16.50 in cash. See Note 3 to the consolidated financial statements in Item 1 of this Quarterly Report for further information.

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

Governmental agencies, which in the aggregate represent approximately 18% of our total revenues as of the six months ended June 25, 2006, are subject to budgetary processes and expenditure constraints. The funding of government programs is subject to legislative appropriation. Budgetary allocations are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. Although we have multi-year contracts with our governmental agency customers, governments generally appropriate funds on a fiscal year basis even though a contract may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. If our government agency customers do not receive legislative appropriation, such agencies may reduce their travel, which could reduce our revenue.

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

As of June 25, 2006, $405.3 million or 71.0% of our total assets and 153.8% of our stockholders’ equity represent goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. We test for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A write-down or impairment of goodwill would decrease our net income and our shareholders’ equity.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders for fiscal year 2004 held on April 18, 2006, our stockholders elected the following directors for a three-year term:

	Votes For	Votes Withheld
John A. Ueberroth	13,287,009	2,362,035
David W. Wiederecht	13,232,667	2,416,377

The remaining directors whose terms continue after the meeting date are Ned A. Minor, D. Craig Young, Edward S. Adams and Vassilios Sirpolaidis.

ITEM 6.	EXHIBITS.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2006

NAVIGANT INTERNATIONAL, INC. a Delaware corporation

By:	/s/ Robert C. Griffith
Name:	Robert C. Griffith
Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)